Form 10QSB
period 2000-03-31
DEERBROOK PUBLISHING GROUP INC
filed 2000-08-03
CIK 1101137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2000              Commission File Number 0-28555


                        DEERBROOK PUBLISHING GROUP, INC.


                    NEVADA                                     86-0960464
       -------------------------------                      ----------------
       (State or Other Jurisdiction of                      (I.R.S. Employer
        Incorporation or Organization)                    Identification Number)

12919 S.W. Freeway, Suite 170, Safford, Texas                     77477
---------------------------------------------                  ----------
  (Address of Principal Executive Offices)                     (Zip Code)

                                  281-494-4734
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

 As of March 31, 2000, there were 9,690,548 shares of common stock outstanding.

                   DEERBROOK PUBLISHING GROUP AND SUBSIDIARIES
                              Index to Form 10-QSB
                      For the Quarter Ended March 31, 2000


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
Item 1.  Financial Statements

         Consolidated Balance Sheets
         March 31, 2000 (Unaudited) and September 30, 1999...............  3

         Consolidated Statements of Operations (Unaudited)
           for the Three and Six Months ended March 31, 2000 and 1999....  4

         Consolidated Statements of Cash Flows (Unaudited)
           for the Three and Six Months ended March 31, 2000 and 1999....  5

         Notes to Financial Statements...................................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................  7

PART II. OTHER INFORMATION...............................................  8

         Signatures...................................................... 10

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS

                                     ASSETS

                                                                     (UNAUDITED)
                                                                      MARCH 31,     SEPTEMBER 30,
                                                                        2000             1999
                                                                     -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents .....................................    $    75,565     $    36,066
  Accounts receivable - trade, net ..............................             --          20,000
  Prepaid expenses and other current assets .....................         94,406         143,800
  Inventory .....................................................        149,239         160,239
                                                                     -----------     -----------
      TOTAL CURRENT ASSETS ......................................        319,210         360,105

Property and equipment, net .....................................        107,721         118,918
Goodwill ........................................................        136,176         458,318
Net assets of discontinued operations ...........................         44,880          58,267
                                                                     -----------     -----------

TOTAL ASSETS ....................................................    $   607,987     $   995,608
                                                                     ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable to related parties ..............................    $    30,000     $    30,000
  Obligation under capital lease - current portion ..............        154,820          17,143
  Accounts payable ..............................................        449,229         243,504
  Accrued payroll ...............................................        279,126         149,899
  Other liabilities .............................................        110,850          53,465
                                                                     -----------     -----------
      TOTAL CURRENT LIABILITIES .................................      1,024,025         494,011

Obligation under capital lease - long-term portion ..............             --          95,507
                                                                     -----------     -----------

TOTAL LIABILITIES ...............................................      1,024,025         589,518
                                                                     -----------     -----------

COMMITMENTS: ....................................................             --              --

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock; $.001 par value (25,000,000 shares authorized)             --              --
  Common stock; $.001 par value (10,000,000 shares authorized) ..          9,690           9,968
  Additional paid in capital ....................................      2,978,137       2,028,935
  Warrants ......................................................        451,000              --
  Accumulated deficit ...........................................     (3,854,865)     (1,632,813)
                                                                     -----------     -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ............................       (416,038)        406,090
                                                                     -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................    $   607,987     $   995,608
                                                                     ===========     ===========

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS

                                                      (UNAUDITED)                    (UNAUDITED)
                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      MARCH 31                        MARCH 31,
                                             ---------------------------     ---------------------------
                                                2000             1999            2000            1999
                                             -----------     -----------     -----------     -----------
Revenues .................................   $        --     $     2,070     $     1,123     $     7,875

Cost of Revenues .........................            --             370           4,899           3,544
                                             -----------     -----------     -----------     -----------

Gross Profit (Loss) ......................            --           1,700          (3,776)          4,331

General and Administrative Expenses ......      (796,729)         (7,208)     (1,525,199)        (14,455)

Acquisition Costs ........................            --              --        (318,100)             --

Other Income .............................            --              --              --              --

Interest Expense .........................            --              --              --              --
                                             -----------     -----------     -----------     -----------
Loss from Continuing Operations before
     Income Taxes ........................      (796,729)         (5,508)     (1,847,075)        (10,124)

Income Taxes .............................            --              --              --              --
                                             -----------     -----------     -----------     -----------

Loss from Continuing Operations ..........      (796,729)         (5,508)     (1,847,075)        (10,124)
                                             -----------     -----------     -----------     -----------

Loss from Discontinued Operations ........        (3,515)             --        (374,977)             --
                                             -----------     -----------     -----------     -----------

Net Loss .................................   $  (800,244)    $    (5,508)    $(2,222,052)    $   (10,124)
                                             ===========     ===========     ===========     ===========
Basic Loss Per Share:
     Loss from Continuing Operations .....   $     (0.08)    $        --     $     (0.20)    $        --
     Loss from Discontinued Operations....            --              --           (0.04)             --
                                             -----------     -----------     -----------     -----------
Net Loss .................................   $     (0.08)    $        --     $     (0.24)    $        --
                                             ===========     ===========     ===========     ===========

Weighted Average Shares Outstanding ......     9,476,304       4,761,800       9,070,875       4,098,400
                                             ===========     ===========     ===========     ===========

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                                   (UNAUDITED)                  (UNAUDITED)
                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     MARCH 31                    MARCH 31,
                                                              ----------------------     ------------------------
                                                                2000          1999          2000           1999
                                                              ---------     --------     -----------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss) .......................................   $(800,244)    $ (5,508)    $(2,222,052)    $(10,124)
  Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Depreciation and amortization ......................      28,816           --          56,594           --
       Impairment of long-term asset ......................          --           --         276,745           --
       Common stock issued for acquisition costs and
         services .........................................     405,824           --         848,924           --
       Change in net assets of discontinued operations            8,868           --          13,387           --
  Changes in Assets and Liabilities:
       Accounts receivable ................................          --           --              --           --
         - trade ..........................................         150           --          20,000          311
         - related entity .................................          --       (6,500)             --           --
       Prepaid expenses and other current assets ..........        (603)          --          49,394           --
       Inventory ..........................................      11,603      (32,240)         11,000      (34,022)
       Deferred offering costs ............................     176,620           --              --           --
       Accounts payable ...................................     (23,177)          --         205,725           --
       Accrued payroll ....................................      84,348           --         129,227           --
       Other liabilities ..................................      40,051       45,046          57,385       45,046
                                                              ---------     --------     -----------     --------
         NET CASH PROVIDED (USED) BY OPERATING
           ACTIVITIES .....................................     (67,744)         798        (553,671)       1,211
                                                              ---------     --------     -----------     --------
  CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from debt .................................      42,170           --          42,170           --
       Proceeds from issuance of stock and warrants .......     101,000           --         551,000           --
                                                              ---------     --------     -----------     --------
         NET CASH PROVIDED BY FINANCING
           ACTIVITIES .....................................     143,170           --         593,170           --
                                                              ---------     --------     -----------     --------

Net change in cash and cash equivalents ...................      75,426          798          39,499        1,211

Cash and cash equivalents at beginning of period ..........         139          413          36,066           --
                                                              ---------     --------     -----------     --------

Cash and cash equivalents at end of period ................   $  75,565     $  1,211     $    75,565     $  1,211
                                                              =========     ========     ===========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest paid ......................................   $      --     $     --     $        --     $     --
                                                              =========     ========     ===========     ========
       Taxes paid .........................................   $      --     $     --     $        --     $     --
                                                              =========     ========     ===========     ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
       Common stock issued for acquisition costs and
         services .........................................   $ 405,824     $     --     $   848,924     $     --
                                                              =========     ========     ===========     ========

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

The unaudited financial statements include only the accounts and transactions of
Deerbrook   Publishing   Group,   Inc.  (the  "Company")  and  its  wholly-owned
subsidiaries.

INTERIM FINANCIAL STATEMENTS:

The unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary in order to make the financial statements not misleading. Operating results for the three and six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2000. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10SB.

NOTE 2 - CAPITAL LEASE OBLIGATION:

During the six-month period ended March 31, 2000, the Company defaulted on a capital lease obligation. Therefore, all lease payments have been reflected as current as of March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES REVENUE

Sales for the three-month period ended March 31, 2000 (the "reporting quarter") were $0, a decrease of $2,070 from the three month period ended March 31, 1999 (the "comparable quarter"). Sales for the six months ended March 31, 2000 (the "reporting period") totaled $1,123, down $6,752 from the six month period ended March 31, 1999 (the "comparable period"). These decreases were primarily due to the closure of the Company's printing and publishing facilities and management's focus on efforts to raise capital to finance the Internet operations.

OPERATING EXPENSES

The Company's general and administrative expenses increased from $7,208 in the comparable quarter to $796,729 for the reporting quarter and from $14,455 in the comparable period to $1,525,199 for the reporting period. The increases were due primarily to website development and maintenance, salaries, and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company's cash and cash equivalents totaled $75,565. In addition, the Company's net worth and working capital (deficit) totaled $(416,038) and $(704,815), respectively.

We currently do not have meaningful cash resources or cash flows from operations to support our business. The future success of our business currently depends upon our ability to raise additional capital. We currently are seeking additional sources of financing, which may include one or more private placements of debt or equity securities. We can provide no assurance that any additional financing will be available on terms that are acceptable to us, if at all. Our inability to obtain such financing could result in our inability to continue as a going concern. If such financing is not available in sufficient amounts or on satisfactory terms, we also may be unable to expand our business or to develop new customers at the rate desired, and the lack of capital could have a material adverse effect on our business.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES

     On January 3, 2000, we issued warrants to acquire 100,000 shares of common stock to one person as compensation for services rendered to our company. The warrants have an exercise price of $1.25 per share and expire on January 1, 2005. We issued these shares pursuant to the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. We determined that this offering fit within the exemption provided by
Section 4(2) based upon the fact that we issued the warrants to only one individual with whom we had a prior relationship as a result of that person's services to our company and we did not engage in any form of general solicitation or general advertisement in connection with the issuance of these warrants.

     On January 4, 2000, we issued (a) 1,000,000  shares of common stock to Mark
L. Eaker pursuant to his employment agreement and (b) 266,000 shares of common stock to Mr. Eaker in connection with a letter of intent to acquire Mr. Eaker's business. We issued these shares pursuant to the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. We determined that this offering fit within the exemption provided by
Section 4(2) based upon Mr. Eaker's relationship with our company as Chairman of the Board, President, and Chief Executive Officer, and we placed restrictive legends on the certificates representing the shares to ensure that the shares would not be redistributed.

     On January 4, 2000, we issued 250,000 shares of common stock to Joseph D. Patterson for his services as a director of our company. We issued these shares pursuant to the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. We determined that this offering fit within the exemption provided by Section 4(2) based upon Mr. Patterson's relationship with our company as a director, and we placed restrictive legends on the certificates representing the shares to ensure that the shares would not be redistributed.

     On January 4, 2000, we issued 291,324 shares of our common stock valued at $1.00 per share, or an aggregate of $291,324, to Integrated Information Systems in payment for services rendered in developing and hosting our Web site. We issued these shares pursuant to the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. We determined that this offering fit within the exemption provided by Section 4(2) based upon the fact that we issued the shares to only one entity, we have an extensive business relationship with Integrated Information Systems as the developer and host of our Web site, and we placed restrictive legends on the certificates representing the shares to ensure that the shares would not be redistributed.

     On February 8, 2000, we issued 60,000 shares of common stock valued at $0.25 per share, or an aggregate of $15,000, to one person as compensation for legal services provided to our company. We issued these shares pursuant to the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. We determined that this offering fit within the exemption provided by Section 4(2) based upon the fact that we issued the shares to only one individual who had an extensive relationship with our company as legal counsel since the time of inception, and we placed restrictive legends on the certificates representing the shares to ensure that the shares would not be redistributed.

     On February 16, 2000, we issued options to acquire 200,000 shares of common stock to one person for a total purchase price of $1,000. The options have an exercise price of $.50 per share and expire on February 16, 2002. We issued these options pursuant to the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. We determined that this offering fit within the exemption provided by Section 4(2) based upon the fact that the offering was made to only one individual with whom management of our company had a pre-existing relationship, and the offering was made without any general solicitation or general advertisement.

     On March 3, 2000, we sold 200,000 shares of common stock to one accredited investor for a total purchase price of $100,000, or $0.50 per share. We sold these shares pursuant to the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. We concluded that this offering fit within the exemption provided by Section 4(2) based upon the fact that the offering was made to only one individual who had previously served as an officer of our company, the offering was made without any general solicitation or general advertisement, and we placed restrictive legends on the certificates representing the shares to ensure that the shares would not be redistributed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit 27.1: Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     Not applicable.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



Date: July 31, 2000                     DEERBROOK PUBLISHING GROUP, INC.



                                        By: /s/ Mark L. Eaker
                                            ------------------------------------
                                            Mark L. Eaker, President and Chief
                                            Executive Officer