Form 10QSB
period 2000-06-30
DEERBROOK PUBLISHING GROUP INC
filed 2000-08-17
CIK 1101137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2000               Commission File Number 0-28555


                        DEERBROOK PUBLISHING GROUP, INC.


                  NEVADA                                        86-0960464
      -------------------------------                     ----------------------
      (State or Other Jurisdiction of                        (I.R.S. Employer
       Incorporation or Organization)                     Identification Number)


12919 S.W. Freeway, Suite 170, Safford, Texas                     77477
---------------------------------------------                   ----------
  (Address of Principal Executive Offices)                      (Zip Code)


                                  281-494-4734
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 15, 2000, there were 9,490,547 shares of common stock outstanding.

                   DEERBROOK PUBLISHING GROUP AND SUBSIDIARIES
                              Index to Form 10-QSB
                       For the Quarter Ended June 30, 2000


PART I.   FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------
Item 1.   Financial Statements

          Consolidated Balance Sheets
          June 30, 2000 (Unaudited) and September 30, 1999.....................3

          Consolidated Statements of Operations (Unaudited)
            for the Three and Nine Months ended June 30, 2000 and 1999.........4

          Consolidated Statements of Cash Flows (Unaudited)
            for the Three and Nine Months ended June 30, 2000 and 1999.........5

          Notes to Financial Statements........................................6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations........................7

PART II.  OTHER INFORMATION....................................................8

          Signatures...........................................................9

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS

                                     ASSETS

                                                                     June 30,     September 30,
                                                                       2000           1999
                                                                    -----------    -----------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .....................................   $     5,571    $    36,066
  Accounts receivable - trade, net ..............................            --         20,000
  Prepaid expenses and other current assets .....................        94,406        143,800
  Inventory .....................................................       149,239        160,239
                                                                    -----------    -----------
      TOTAL CURRENT ASSETS ......................................       249,216        360,105

Property and equipment, net .....................................       100,873        118,918
Goodwill ........................................................       113,442        458,318
Net assets of discontinued operations ...........................        44,880         58,267
                                                                    -----------    -----------

TOTAL ASSETS ....................................................   $   508,411    $   995,608
                                                                    ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable to related parties ..............................   $    61,626    $    30,000
  Obligation under capital lease - current portion ..............       154,820         17,143
  Accounts payable ..............................................       458,149        243,504
  Accrued payroll ...............................................       322,500        149,899
  Other liabilities .............................................        68,682         53,465
                                                                    -----------    -----------
      TOTAL CURRENT LIABILITIES .................................     1,065,777        494,011

Obligation under capital lease - long-term portion ..............            --         95,507
                                                                    -----------    -----------

TOTAL LIABILITIES ...............................................     1,065,777        589,518
                                                                    -----------    -----------

COMMITMENTS: ....................................................            --             --

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock; $.001 par value (10,000,000 shares authorized)            --             --
  Common stock; $.001 par value (25,000,000 shares authorized) ..         9,490          9,968
  Additional paid in capital ....................................     2,878,337      2,028,935

  Common stock subscribed .......................................       100,000             --
  Warrants ......................................................       451,000             --
  Accumulated deficit ...........................................    (3,996,193)    (1,632,813)
                                                                    -----------    -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ............................      (557,366)       406,090
                                                                    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $   508,411    $   995,608
                                                                    ===========    ===========

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS


                                             Three Months Ended            Nine Months Ended
                                                  June 30,                      June 30,
                                         --------------------------    --------------------------
                                            2000           1999           2000           1999
                                         -----------    -----------    -----------    -----------
                                                (Unaudited)                   (Unaudited)
Revenues .............................   $        --    $    16,486    $     1,123    $    24,361

Cost of Revenues .....................            --          2,518          4,899          6,062
                                         -----------    -----------    -----------    -----------

Gross Profit (Loss) ..................            --         13,968         (3,776)        18,299

General and Administrative Expenses ..      (141,328)       (60,474)    (1,666,527)       (74,929)

Acquisition Costs ....................            --             --       (318,100)            --

Other Income .........................            --             --             --             --

Interest Expense .....................            --             --             --             --
                                         -----------    -----------    -----------    -----------
Loss from Continuing Operations before
  Income Taxes .......................      (141,328)       (46,506)    (1,988,403)       (56,630)

Income Taxes .........................            --             --             --             --
                                         -----------    -----------    -----------    -----------

Loss from Continuing Operations ......      (141,328)       (46,506)    (1,988,403)       (56,630)

Loss from Discontinued Operations ....            --             --       (374,977)            --
                                         -----------    -----------    -----------    -----------

Net Loss .............................   $  (141,328)   $   (46,506)   $(2,363,380)   $   (56,630)
                                         ===========    ===========    ===========    ===========
Basic Loss Per Share:
  Loss from Continuing Operations ....   $     (0.01)   $        --    $     (0.21)   $        --
  Loss from Discontinued Operations ..            --             --          (0.04)            --
                                         -----------    -----------    -----------    -----------
Net Loss .............................   $     (0.01)   $        --    $     (0.25)   $        --
                                         ===========    ===========    ===========    ===========

Weighted Average Shares Outstanding ..     9,465,548      5,367,712      9,276,404      4,535,474
                                         ===========    ===========    ===========    ===========

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS


                                                          Three Months Ended            Nine Months Ended
                                                               June 30,                      June 30,
                                                      --------------------------    --------------------------
                                                         2000           1999           2000           1999
                                                      -----------    -----------    -----------    -----------
                                                             (Unaudited)                   (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss ........................................   $  (141,328)   $   (46,506)   $(2,363,380)   $   (56,630)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization .................        29,582             --         86,176             --
    Impairment of long-term asset .................            --             --        276,745             --
    Common stock issued for acquisition costs and
      services ....................................            --             --        848,924             --
    Net assets acquired in acquisition ............            --             --             --         (8,233)
    Change in net assets of discontinued operations            --             --         13,387             --
    Expenses paid by related party ................        31,626             --         31,626             --
  CHANGES IN ASSETS AND LIABILITIES:
    Accounts receivable ...........................            --             --             --             --
      - trade .....................................            --             --         20,000             --
      - related entity ............................            --        (48,466)            --        (39,922)
    Prepaid expenses and other current assets .....            --             --         49,394             --
    Inventory .....................................            --         (2,145)        11,000        (36,167)
    Deferred offering costs .......................            --             --             --             --
    Accounts payable ..............................         8,920             --        214,645         45,046
    Accrued payroll ...............................        43,374             --        172,601             --
    Other liabilities .............................       (42,168)           966         15,217            966
                                                      -----------    -----------    -----------    -----------

      NET CASH USED BY OPERATING ACTIVITIES .......       (69,994)       (96,151)      (623,665)       (94,940)
                                                      -----------    -----------    -----------    -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment ............            --         (3,610)            --         (3,610)
                                                      -----------    -----------    -----------    -----------

      NET CASH USED BY INVESTING ACTIVITIES .......            --         (3,610)            --         (3,610)
                                                      -----------    -----------    -----------    -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt ............................            --             --         42,170             --
    Proceeds from issuance of stock and warrants ..            --        100,000        551,000        100,000
                                                      -----------    -----------    -----------    -----------
      NET CASH PROVIDED BY FINANCING
        ACTIVITIES ................................            --        100,000        593,170        100,000
                                                      -----------    -----------    -----------    -----------

Net change in cash and cash equivalents ...........       (69,994)           239        (30,495)         1,450
Cash and cash equivalents at beginning of period ..        75,565          1,211         36,066             --
                                                      -----------    -----------    -----------    -----------
Cash and cash equivalents at end of period ........   $     5,571    $     1,450    $     5,571    $     1,450
                                                      ===========    ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid .................................   $        --    $        --    $        --    $        --
                                                      ===========    ===========    ===========    ===========
    Taxes paid ....................................   $        --    $        --    $        --    $        --
                                                      ===========    ===========    ===========    ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for acquisition costs and
      services ....................................   $        --    $        --    $   848,924    $   173,340
                                                      ===========    ===========    ===========    ===========
    Payment of various expenses by a related entity   $    31,626    $        --    $    31,626    $        --
                                                      ===========    ===========    ===========    ===========

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

The unaudited financial statements include only the accounts and transactions of
Deerbrook   Publishing   Group,   Inc.  (the  "Company")  and  its  wholly-owned
subsidiaries.

INTERIM FINANCIAL STATEMENTS:

The unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2000. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10SB.

NOTE 2 - CAPITAL LEASE OBLIGATION:

During the nine-month period ended June 30, 2000, the Company defaulted on a capital lease obligation. Therefore, all lease payments have been reflected as current as of June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES REVENUE

Sales for the three-month period ended June 30, 2000 (the "reporting quarter") were $0, a decrease of $16,486 from the three month period ended June 30, 1999 (the "comparable quarter"). Sales for the nine months ended June 30, 2000 (the "reporting period") totaled $1,123, down $23,238 from the nine month period ended June 30, 1999 (the "comparable period"). These decreases were primarily due to the closure of the Company's printing and publishing facilities and management's focus on efforts to raise capital to finance the Internet operations.

OPERATING EXPENSES

The Company's general and administrative expenses increased from $60,474 in the comparable quarter to $141,328 for the reporting quarter and from $74,929 in the comparable period to $1,666,527 for the reporting period. The increases were due primarily to website development and maintenance, salaries, and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company's cash and cash equivalents totaled $5,571. In addition, the Company's net worth and working capital (deficit) totaled $(557,366) and $(816,561), respectively.

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

     Not applicable.

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


Date: August 15, 2000                   DEERBROOK PUBLISHING GROUP, INC.


                                        By: /s/ Mark L. Eaker
                                            ------------------------------------
                                            Mark L. Eaker, President and Chief
                                            Executive Officer