Form 10QSB/A
period 2000-03-31
DEERBROOK PUBLISHING GROUP INC
filed 2000-09-05
CIK 1101137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                         AMENDMENT NO. 1 TO FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2000              Commission File Number 0-28555


                        DEERBROOK PUBLISHING GROUP, INC.


                  NEVADA                                        86-0960464
      -------------------------------                     ----------------------
      (State or Other Jurisdiction of                        (I.R.S. Employer
       Incorporation or Organization)                     Identification Number)

12919 S.W. Freeway, Suite 170, Safford, Texas                     77477
---------------------------------------------                     -----
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

                   DEERBROOK PUBLISHING GROUP AND SUBSIDIARIES
                             Index to Form 10-QSB/A
                      For the Quarter Ended March 31, 2000

PART I.  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

Item 1.  Financial Statements

         Consolidated Balance Sheets
         March 31, 2000 (Unaudited) and September 30, 1999.................  3

         Consolidated Statements of Operations (Unaudited)
            for the Three and Six Months ended March 31, 2000 and 1999.....  4

         Consolidated Statements of Cash Flows (Unaudited)
            for the Three and Six Months ended March 31, 2000 and 1999.....  5

         Notes to Financial Statements.....................................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................  7

PART II. OTHER INFORMATION.................................................  8

         Signatures........................................................ 10

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS

                                     ASSETS

                                                                            (UNAUDITED)
                                                                              MARCH 31,       SEPTEMBER 30,
                                                                                2000              1999
                                                                            -----------       -----------
CURRENT ASSETS:
  Cash and cash equivalents ..........................................      $    75,565       $    36,066
  Accounts receivable - trade, net ...................................               --            20,000
  Prepaid expenses and other current assets ..........................           94,406           143,800
                                                                            -----------       -----------
      TOTAL CURRENT ASSETS ...........................................          169,971           199,866

Property and equipment, net ..........................................          107,721           118,918
Goodwill .............................................................          136,176           458,318
Net assets of discontinued operations ................................           44,880            58,267
Inventory ............................................................          149,239           160,239
                                                                            -----------       -----------

TOTAL ASSETS .........................................................      $   607,987       $   995,608
                                                                            ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Notes payable to related parties ..................................      $    30,000       $    30,000
   Obligation under capital lease - current portion ..................          154,820            17,143
   Accounts payable ..................................................          449,229           243,504
   Accrued payroll ...................................................          279,126           149,899
   Other liabilities .................................................          110,850            53,465
                                                                            -----------       -----------
       TOTAL CURRENT LIABILITIES .....................................        1,024,025           494,011

Obligation under capital lease - long-term portion ...................               --            95,507
                                                                            -----------       -----------

TOTAL LIABILITIES ....................................................        1,024,025           589,518
                                                                            -----------       -----------

COMMITMENTS: .........................................................               --                --

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock; $.001 par value (25,000,000 shares authorized)               --                --
   Common stock; $.001 par value (10,000,000 shares authorized) ......            9,690             9,968
   Additional paid in capital ........................................        2,978,137         2,028,935
   Warrants ..........................................................          451,000                --
   Accumulated deficit ...............................................       (3,854,865)       (1,632,813)
                                                                            -----------       -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT) .................................         (416,038)          406,090
                                                                            -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................      $   607,987       $   995,608
                                                                            ===========       ===========

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS

                                                       (UNAUDITED)                    (UNAUDITED)
                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        MARCH 31                        MARCH 31,
                                               ---------------------------     ---------------------------
                                                  2000            1999             2000            1999
                                               -----------     -----------     -----------     -----------
Revenues ..................................    $        --     $     2,070     $     1,123     $     7,875

Cost of Revenues ..........................             --             370           4,899           3,544
                                               -----------     -----------     -----------     -----------

Gross Profit (Loss) .......................             --           1,700          (3,776)          4,331

General and Administrative Expenses .......       (796,729)         (7,208)     (1,525,199)        (14,455)

Acquisition Costs .........................       (318,100)             --        (318,100)             --

Other Income ..............................             --              --              --              --

Interest Expense ..........................             --              --              --              --
                                               -----------     -----------     -----------     -----------
Loss from Continuing Operations before
  Income Taxes ............................     (1,114,829)         (5,508)     (1,847,075)        (10,124)

Income Taxes ..............................             --              --              --              --
                                               -----------     -----------     -----------     -----------

Loss from Continuing Operations ...........     (1,114,829)         (5,508)     (1,847,075)        (10,124)

Loss from Discontinued Operations .........         (3,515)             --        (374,977)             --
                                               -----------     -----------     -----------     -----------

Net Loss ..................................     (1,118,344)         (5,508)     (2,222,052)        (10,124)

Accumulated deficit, beginning of period...     (2,736,521)       (291,903)     (1,632,813)       (287,287)
                                               -----------     -----------     -----------     -----------

Accumulated deficit, end of period ........    $(3,854,865)    $  (297,411)    $(3,854,865)    $  (297,411)
                                               ===========     ===========     ===========     ===========
Basic Loss Per Share:
  Loss from Continuing Operations .........    $     (0.12)    $        --     $     (0.20)    $        --
  Loss from Discontinued Operations .......             --              --           (0.04)             --
                                               -----------     -----------     -----------     -----------
Net Loss ..................................    $     (0.12)    $        --     $     (0.24)    $        --
                                               ===========     ===========     ===========     ===========

Weighted Average Shares Outstanding .......      9,476,304       4,761,800       9,070,875       4,098,400
                                               ===========     ===========     ===========     ===========

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                                      (UNAUDITED)               (UNAUDITED)
                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                       MARCH 31                   MARCH 31,
                                                               ------------------------   --------------------------
                                                                   2000          1999        2000           1999
                                                               -----------   -----------  -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss) .........................................   $(1,118,344)  $    (5,508) $(2,222,052)   $   (10,124)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization ...........................        28,816            --       56,594             --
   Impairment of long-term asset ...........................            --            --      276,745             --
   Common stock issued for acquisition costs and
    services ...............................................       498,924            --      848,924             --
   Change in net assets of discontinued operations .........         8,868            --       13,387             --
   Forfeit of deposit ......................................       318,100            --      318,100             --
 Changes in Assets and Liabilities:
   Accounts receivable .....................................            --            --           --             --
    - trade ................................................           150            --       20,000            311
    - related entity .......................................            --        (6,500)          --             --
   Prepaid expenses and other current assets ...............          (606)           --       49,394             --
   Inventory ...............................................        11,603       (32,240)      11,000        (34,022)
   Deferred offering costs .................................       176,620            --           --             --
   Accounts payable ........................................       (23,174)           --      205,725             --
   Accrued payroll .........................................        84,348            --      129,227             --
   Other liabilities .......................................        53,050        45,046       57,384         45,046
                                                               -----------   -----------  -----------    -----------
       NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES.....       (67,745)          798     (235,572)         1,211
                                                               -----------   -----------  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Deposits ................................................           --            --     (318,100)            --

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt ......................................       42,171            --       42,171             --
   Proceeds from issuance of stock and warrants ............      101,000            --      551,000             --
                                                              -----------   -----------  -----------    -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES ...........      143,171            --      593,171             --
                                                              -----------   -----------  -----------    -----------

Net change in cash and cash equivalents ....................       75,426           798       39,499          1,211

Cash and cash equivalents at beginning of period ...........          139           413       36,066             --
                                                              -----------   -----------  -----------    -----------

Cash and cash equivalents at end of period .................  $    75,565   $     1,211  $    75,565    $     1,211
                                                              ===========   ===========  ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid ............................................  $        --   $        --  $        --    $        --
                                                              ===========   ===========  ===========    ===========
  Taxes paid ...............................................  $        --   $        --  $        --    $        --
                                                              ===========   ===========  ===========    ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for acquisition costs and services....  $   405,824   $        --  $   848,924    $        --
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

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, the Company's cash and cash equivalents totaled $75,565. In addition, the Company's net worth and working capital (deficit) totaled $(416,038) and $(854,054), respectively.

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



Date: September 5, 2000                 DEERBROOK PUBLISHING GROUP, INC.


                                        By: /s/ Mark L. Eaker
                                            ------------------------------------
                                            Mark L. Eaker, President and Chief
                                            Executive Officer