Form 10QSB/A
period 2000-06-30
DEERBROOK PUBLISHING GROUP INC
filed 2000-09-05
CIK 1101137

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

                              Index to Form 10-QSB/A
                       For the Quarter Ended June 30, 2000


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

          Signatures...........................................................9

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS

                                     ASSETS

                                                                     June 30,     September 30,
                                                                       2000           1999
                                                                    -----------    -----------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .....................................   $     5,571    $    36,066
  Accounts receivable - trade, net ..............................            --         20,000
  Prepaid expenses and other current assets .....................        94,406        143,800
                                                                    -----------    -----------
      TOTAL CURRENT ASSETS ......................................        99,977        199,866

Property and equipment, net .....................................       100,873        118,918
Goodwill ........................................................       113,442        458,318
Net assets of discontinued operations ...........................        44,880         58,267
Inventory........................................................       149,239        160,239
                                                                    -----------    -----------

TOTAL ASSETS ....................................................   $   508,411    $   995,608
                                                                    ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable to related parties ..............................   $    61,626    $    30,000
  Obligation under capital lease - current portion ..............       154,820         17,143
  Accounts payable ..............................................       458,149        243,504
  Accrued payroll ...............................................       322,500        149,899
  Other liabilities .............................................        68,682         53,465
                                                                    -----------    -----------
      TOTAL CURRENT LIABILITIES .................................     1,065,777        494,011

Obligation under capital lease - long-term portion ..............            --         95,507
                                                                    -----------    -----------

TOTAL LIABILITIES ...............................................     1,065,777        589,518
                                                                    -----------    -----------

COMMITMENTS: ....................................................            --             --

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock; $.001 par value (10,000,000 shares authorized)            --             --
  Common stock; $.001 par value (25,000,000 shares authorized) ..         9,490          9,968
  Additional paid in capital ....................................     2,878,337      2,028,935

  Common stock subscribed .......................................       100,000             --
  Warrants ......................................................       451,000             --
  Accumulated deficit ...........................................    (3,996,193)    (1,632,813)
                                                                    -----------    -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ............................      (557,366)       406,090
                                                                    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $   508,411    $   995,608
                                                                    ===========    ===========

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS


                                             Three Months Ended            Nine Months Ended
                                                  June 30,                      June 30,
                                         --------------------------    --------------------------
                                            2000           1999           2000           1999
                                         -----------    -----------    -----------    -----------
                                                (Unaudited)                   (Unaudited)
Revenues .............................   $        --    $    16,486    $     1,123    $    24,361

Cost of Revenues .....................            --          2,518          4,899          6,062
                                         -----------    -----------    -----------    -----------

Gross Profit (Loss) ..................            --         13,968         (3,776)        18,299

General and Administrative Expenses ..      (141,328)       (60,474)    (1,666,527)       (74,929)

Acquisition Costs ....................            --             --       (318,100)            --

Other Income .........................            --             --             --             --

Interest Expense .....................            --             --             --             --
                                         -----------    -----------    -----------    -----------
Loss from Continuing Operations before
  Income Taxes .......................      (141,328)       (46,506)    (1,988,403)       (56,630)

Income Taxes .........................            --             --             --             --
                                         -----------    -----------    -----------    -----------

Loss from Continuing Operations ......      (141,328)       (46,506)    (1,988,403)       (56,630)

Loss from Discontinued Operations ....            --             --       (374,977)            --
                                         -----------    -----------    -----------    -----------

Net Loss .............................      (141,328)       (46,506)    (2,363,380)       (56,630)

Accumulated deficit, beginning of
 period...............................    (3,854,865)      (297,411)    (1,632,813)      (287,287)
                                         -----------    -----------    -----------    -----------
Accumulated deficit, end of
 period...............................   $(3,996,193)   $  (343,917)   $(3,996,193)   $  (343,917)
                                         ===========    ===========    ===========    ===========
Basic Loss Per Share:
  Loss from Continuing Operations ....   $     (0.01)   $        --    $     (0.21)   $        --
  Loss from Discontinued Operations ..            --             --          (0.04)            --
                                         -----------    -----------    -----------    -----------
Net Loss .............................   $     (0.01)   $        --    $     (0.25)   $        --
                                         ===========    ===========    ===========    ===========

Weighted Average Shares Outstanding ..     9,465,548      5,367,712      9,276,404      4,535,474
                                         ===========    ===========    ===========    ===========

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS


                                                          Three Months Ended            Nine Months Ended
                                                               June 30,                      June 30,
                                                      --------------------------    --------------------------
                                                         2000           1999           2000           1999
                                                      -----------    -----------    -----------    -----------
                                                             (Unaudited)                   (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss ........................................   $  (141,328)   $   (46,506)   $(2,363,380)   $   (56,630)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization .................        29,582             --         86,176             --
    Impairment of long-term asset .................            --             --        276,745             --
    Common stock issued for acquisition costs and
      services ....................................            --             --        848,924             --
    Net assets acquired in acquisition ............            --             --             --         (8,233)
    Change in net assets of discontinued operations            --             --         13,387             --
    Expenses paid by related party ................        31,626             --         31,626             --
    Forfeit of deposit ............................            --             --        318,100             --
  CHANGES IN ASSETS AND LIABILITIES:
    Accounts receivable ...........................            --             --             --             --
      - trade .....................................            --             --         20,000             --
      - related entity ............................            --        (48,466)            --        (39,922)
    Prepaid expenses and other current assets .....            --             --         49,394             --
    Inventory .....................................            --         (2,145)        11,000        (36,167)
    Deferred offering costs .......................            --             --             --             --
    Accounts payable ..............................         8,920             --        214,645         45,046
    Accrued payroll ...............................        43,374             --        172,601             --
    Other liabilities .............................       (42,168)           966         15,216            966
                                                      -----------    -----------    -----------    -----------

      NET CASH USED BY OPERATING ACTIVITIES .......       (69,994)       (96,151)      (305,566)       (94,940)
                                                      -----------    -----------    -----------    -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment ............            --         (3,610)            --         (3,610)
    Deposit .......................................            --             --       (318,100)            --
                                                      -----------    -----------    -----------    -----------
      NET CASH USED BY INVESTING ACTIVITIES .......            --         (3,610)      (318,100)        (3,610)
                                                      -----------    -----------    -----------    -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt ............................            --             --         42,171             --
    Proceeds from issuance of stock and warrants ..            --        100,000        551,000        100,000
                                                      -----------    -----------    -----------    -----------
      NET CASH PROVIDED BY FINANCING
        ACTIVITIES ................................            --        100,000        593,171        100,000
                                                      -----------    -----------    -----------    -----------

Net change in cash and cash equivalents ...........       (69,994)           239        (30,495)         1,450
Cash and cash equivalents at beginning of period ..        75,565          1,211         36,066             --
                                                      -----------    -----------    -----------    -----------
Cash and cash equivalents at end of period ........   $     5,571    $     1,450    $     5,571    $     1,450
                                                      ===========    ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid .................................   $        --    $        --    $        --    $        --
                                                      ===========    ===========    ===========    ===========
    Taxes paid ....................................   $        --    $        --    $        --    $        --
                                                      ===========    ===========    ===========    ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for acquisition costs and
      services ....................................   $        --    $        --    $   848,924    $   173,340
                                                      ===========    ===========    ===========    ===========
    Payment of various expenses by a related entity   $    31,626    $        --    $    31,626    $        --
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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company's cash and cash equivalents totaled $5,571. In addition, the Company's net worth and working capital (deficit) totaled $(557,366) and $(965,800), respectively.

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