Form 10QSB/A
period 2000-03-31
DEERBROOK PUBLISHING GROUP INC
filed 2000-09-15
CIK 1101137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                         AMENDMENT NO. 2 TO FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2000              Commission File Number 0-28555


                        DEERBROOK PUBLISHING GROUP, INC.


               NEVADA                                       86-0960464
   -------------------------------                    ----------------------
   (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                     Identification Number)


12919 S.W. Freeway, Suite 170, Safford, Texas                 77477
---------------------------------------------               ---------
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


PART I.   FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------
Item 1.   Financial Statements

          Consolidated Balance Sheets
          March 31, 2000 (Unaudited) and September 30, 1999...............  3

          Consolidated Statements of Operations (Unaudited)
          for the Three and Six Months ended March 31, 2000 and 1999......  4

          Consolidated Statements of Cash Flows (Unaudited)
          for the Three and Six Months ended March 31, 2000 and 1999......  5

          Notes to Financial Statements...................................  6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................  7

PART II.  OTHER INFORMATION...............................................  8

          Signatures...................................................... 10

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS

                                     ASSETS

                                                                         (UNAUDITED)
                                                                           MARCH 31,        SEPTEMBER 30,
                                                                             2000               1999
                                                                         -----------        -----------
CURRENT ASSETS:
 Cash and cash equivalents ..........................................    $    75,565        $    36,066
 Accounts receivable - trade, net ...................................             --             20,000
 Prepaid expenses and other current assets ..........................         94,406            143,800
                                                                         -----------        -----------
      TOTAL CURRENT ASSETS ..........................................        169,971            199,866

Property and equipment, net .........................................        107,721            118,918
Goodwill ............................................................        136,176            458,318
Net assets of discontinued operations ...............................         44,880             58,267
Inventory ...........................................................        149,239            160,239
                                                                         -----------        -----------

TOTAL ASSETS ........................................................    $   607,987        $   995,608
                                                                         ===========        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Notes payable to related parties ...................................    $    30,000        $    30,000
 Obligation under capital lease - current portion ...................        154,820             17,143
 Accounts payable ...................................................        449,229            243,504
 Accrued payroll ....................................................        356,626            227,399
 Other liabilities ..................................................        110,850             53,465
                                                                         -----------        -----------
      TOTAL CURRENT LIABILITIES .....................................      1,101,525            571,511

Obligation under capital lease - long-term portion ..................             --             95,507
                                                                         -----------        -----------

TOTAL LIABILITIES ...................................................      1,101,525            667,018
                                                                         -----------        -----------

COMMITMENTS: ........................................................             --                 --

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock; $.001 par value (25,000,000 shares authorized).....             --                 --
 Common stock; $.001 par value (10,000,000 shares authorized)........          9,690              9,968
 Additional paid in capital .........................................      2,978,137          2,028,935
 Warrants ...........................................................        451,000                 --
 Accumulated deficit ................................................     (3,932,365)        (1,710,313)
                                                                         -----------        -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ................................       (493,538)           328,590
                                                                         -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................    $   607,987        $   995,608
                                                                         ===========        ===========

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS

                                                         (UNAUDITED)                  (UNAUDITED)
                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          MARCH 31                      MARCH 31,
                                                 --------------------------    --------------------------
                                                     2000           1999           2000           1999
                                                 -----------    -----------    -----------    -----------
Revenues ...................................     $        --    $     2,070    $     1,123    $     7,875

Cost of Revenues ...........................              --            370          4,899          3,544
                                                 -----------    -----------    -----------    -----------

Gross Profit (Loss) ........................              --          1,700         (3,776)         4,331

General and Administrative Expenses ........        (796,729)        (7,208)    (1,525,199)       (14,455)

Acquisition Costs ..........................        (318,100)            --       (318,100)            --

Other Income ...............................              --             --             --             --

Interest Expense ...........................              --             --             --             --
                                                 -----------    -----------    -----------    -----------
Loss from Continuing Operations before
 Income Taxes...............................      (1,114,829)        (5,508)    (1,847,075)       (10,124)

Income Taxes ...............................              --             --             --             --
                                                 -----------    -----------    -----------    -----------

Loss from Continuing Operations ............      (1,114,829)        (5,508)    (1,847,075)       (10,124)
                                                 -----------    -----------    -----------    -----------

Loss from Discontinued Operations ..........          (3,515)            --       (374,977)            --
                                                 -----------    -----------    -----------    -----------

Net Loss ...................................      (1,118,344)        (5,508)    (2,222,052)       (10,124)

Accumulated deficit, beginning of period....      (2,814,021)      (291,903)    (1,710,313)      (287,287)
                                                 -----------    -----------    -----------    -----------

Accumulated deficit, end of period .........     $(3,932,365)   $  (297,411)   $(3,932,365)   $  (297,411)
                                                 ===========    ===========    ===========    ===========

Basic Loss Per Share:
 Loss from Continuing Operations............     $     (0.12)   $        --    $     (0.20)   $        --
 Loss from Discontinued Operations..........              --             --          (0.04)            --
                                                 -----------    -----------    -----------    -----------
Net Loss ...................................     $     (0.12)   $        --    $     (0.24)   $        --
                                                 ===========    ===========    ===========    ===========

Weighted Average Shares Outstanding ........       9,476,304      4,761,800      9,070,875      4,098,400
                                                 ===========    ===========    ===========    ===========

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                                       (UNAUDITED)                  (UNAUDITED)
                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        MARCH 31                       MARCH 31,
                                                               --------------------------     --------------------------
                                                                  2000           1999            2000           1999
                                                               -----------    -----------     -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss) .......................................    $(1,118,344)   $    (5,508)    $(2,222,052)   $   (10,124)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization ..........................         28,816             --          56,594             --
   Impairment of long-term asset ..........................             --             --         276,745             --
   Common stock issued for acquisition costs and
     services .............................................        498,924             --         848,924             --
   Change in net assets of discontinued operations ........          8,868             --          13,387             --
   Forfeit of deposit .....................................        318,100             --         318,100             --
  CHANGES IN ASSETS AND LIABILITIES:
   Accounts receivable ....................................             --             --              --             --
     - trade ..............................................            150             --          20,000            311
     - related entity .....................................             --         (6,500)             --             --
   Prepaid expenses and other current assets ..............           (606)            --          49,394             --
   Inventory ..............................................         11,603        (32,240)         11,000        (34,022)
   Deferred offering costs ................................        176,620             --              --             --
   Accounts payable .......................................        (23,174)            --         205,725             --
   Accrued payroll ........................................         84,348             --         129,227             --
   Other liabilities ......................................         53,050         45,046          57,384         45,046
                                                               -----------    -----------     -----------    -----------
       NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES....        (67,745)           798        (235,572)         1,211
                                                               -----------    -----------     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Deposits .................................................             --             --        (318,100)            --

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from debt .......................................         42,171             --          42,171             --
 Proceeds from issuance of stock and warrants .............        101,000             --         551,000             --
                                                               -----------    -----------     -----------    -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES ..........        143,171             --         593,171             --
                                                               -----------    -----------     -----------    -----------

Net change in cash and cash equivalents ...................         75,426            798          39,499          1,211

Cash and cash equivalents at beginning of period ..........            139            413          36,066             --
                                                               -----------    -----------     -----------    -----------

Cash and cash equivalents at end of period ................    $    75,565    $     1,211     $    75,565    $     1,211
                                                               ===========    ===========     ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid ............................................    $        --    $        --     $        --    $        --
                                                               ===========    ===========     ===========    ===========
 Taxes paid ...............................................    $        --    $        --     $        --    $        --
                                                               ===========    ===========     ===========    ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Common stock issued for acquisition costs and services....    $   405,824    $        --     $   848,924    $        --
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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company's cash and cash equivalents totaled $75,565. In addition, the Company's net worth and working capital (deficit) totaled $(493,538) and $(931,554), respectively.

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



Date: September 15, 2000                DEERBROOK PUBLISHING GROUP, INC.



                                        By: /s/ Mark L. Eaker
                                            ------------------------------------
                                            Mark L. Eaker, President and
                                            Chief Executive Officer