Form 10QSB/A
period 2000-06-30
DEERBROOK PUBLISHING GROUP INC
filed 2000-09-15
CIK 1101137

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


PART I.   FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------
Item 1.   Financial Statements

          Consolidated Balance Sheets
          June 30, 2000 (Unaudited) and September 30, 1999................  3

          Consolidated Statements of Operations (Unaudited)
          for the Three and Nine Months ended June 30, 2000 and 1999......  4

          Consolidated Statements of Cash Flows (Unaudited)
          for the Three and Nine Months ended June 30, 2000 and 1999......  5

          Notes to Financial Statements...................................  6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................  7

PART II.  OTHER INFORMATION...............................................  8

          Signatures......................................................  9

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS

                                                                         (UNAUDITED)
                                                                          JUNE 30,        SEPTEMBER 30,
                                                                            2000              1999
                                  ASSETS                                -----------       -----------
CURRENT ASSETS:
  Cash and cash equivalents .........................................   $     5,571       $    36,066
  Accounts receivable - trade, net ..................................            --            20,000
  Prepaid expenses and other current assets .........................        94,406           143,800
                                                                        -----------       -----------
      TOTAL CURRENT ASSETS ..........................................        99,977           199,866

Property and equipment, net .........................................       100,873           118,918
Goodwill ............................................................       113,442           458,318
Net assets of discontinued operations ...............................        44,880            58,267
Inventory ...........................................................       149,239           160,239
                                                                        -----------       -----------

TOTAL ASSETS ........................................................   $   508,411       $   995,608
                                                                        ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable to related parties ..................................   $    61,626       $    30,000
  Obligation under capital lease - current portion ..................       154,820            17,143
  Accounts payable ..................................................       458,149           243,504
  Accrued payroll ...................................................       400,000           227,399
  Other liabilities .................................................        68,682            53,465
                                                                        -----------       -----------
      TOTAL CURRENT LIABILITIES .....................................     1,143,277           571,511

Obligation under capital lease - long-term portion ..................            --            95,507
                                                                        -----------       -----------

TOTAL LIABILITIES ...................................................     1,143,277           667,018
                                                                        -----------       -----------

COMMITMENTS: ........................................................            --                --

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock; $.001 par value (10,000,000 shares authorized)....            --                --
  Common stock; $.001 par value (25,000,000 shares authorized).......         9,490             9,968
  Additional paid in capital ........................................     2,878,337         2,028,935

  Common stock subscribed ...........................................       100,000                --
  Warrants ..........................................................       451,000                --
  Accumulated deficit ...............................................    (4,073,693)       (1,710,313)
                                                                        -----------       -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ................................      (634,866)          328,590
                                                                        -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................   $   508,411       $   995,608
                                                                        ===========       ===========

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS

                                                          (UNAUDITED)                  (UNAUDITED)
                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            JUNE 30,                     JUNE 30,
                                                   --------------------------    --------------------------
                                                      2000            1999           2000          1999
                                                   -----------    -----------    -----------    -----------
Revenues .......................................   $        --    $    16,486    $     1,123    $    24,361

Cost of Revenues ...............................            --          2,518          4,899          6,062
                                                   -----------    -----------    -----------    -----------

Gross Profit (Loss) ............................            --         13,968         (3,776)        18,299

General and Administrative Expenses ............      (141,328)       (60,474)    (1,666,527)       (74,929)

Acquisition Costs ..............................            --             --       (318,100)            --

Other Income ...................................            --             --             --             --

Interest Expense ...............................            --             --             --             --
                                                   -----------    -----------    -----------    -----------

Loss from Continuing Operations before
 Income Taxes...................................      (141,328)       (46,506)    (1,988,403)       (56,630)

Income Taxes ...................................            --             --             --             --
                                                   -----------    -----------    -----------    -----------

Loss from Continuing Operations ................      (141,328)       (46,506)    (1,988,403)       (56,630)

Loss from Discontinued Operations ..............            --             --       (374,977)            --
                                                   -----------    -----------    -----------    -----------

Net Loss .......................................      (141,328)       (46,506)    (2,363,380)       (56,630)

Accumulated deficit, beginning of period........    (3,932,365)      (297,411)    (1,710,313)      (287,287)
                                                   -----------    -----------    -----------    -----------

Accumulated deficit, end of period .............   $(4,073,693)   $  (343,917)   $(4,073,693)   $  (343,917)
                                                   ===========    ===========    ===========    ===========

Basic Loss Per Share:
 Loss from Continuing Operations ...............   $     (0.01)   $        --    $     (0.21)   $        --
 Loss from Discontinued Operations..............            --             --          (0.04)            --
                                                    -----------    -----------    -----------    -----------
Net Loss .......................................   $     (0.01)   $        --    $     (0.25)   $        --
                                                   ===========    ===========    ===========    ===========

Weighted Average Shares Outstanding ............     9,465,548      5,367,712      9,276,404      4,535,474
                                                   ===========    ===========    ===========    ===========

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                                      (UNAUDITED)                      (UNAUDITED)
                                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                        JUNE 30,                         JUNE 30,
                                                               --------------------------      ----------------------------
                                                                   2000          1999             2000             1999
                                                               -----------    -----------      -----------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss ..................................................   $  (141,328)   $   (46,506)     $(2,363,380)     $   (56,630)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization ............................        29,582             --           86,176               --
  Impairment of long-term asset ............................            --             --          276,745               --
  Common stock issued for acquisition costs and services....            --             --          848,924               --
  Net assets acquired in acquisition .......................            --             --               --           (8,233)
  Change in net assets of discontinued operations ..........            --             --           13,387               --
  Expenses paid by related party ...........................        31,626             --           31,626               --
  Forfeit of deposit .......................................            --             --          318,100               --
 CHANGES IN ASSETS AND LIABILITIES:
  Accounts receivable ......................................            --             --               --               --
    - trade ................................................            --             --           20,000               --
    - related entity .......................................            --        (48,466)              --          (39,922)
  Prepaid expenses and other current assets ................            --             --           49,394               --
  Inventory ................................................            --         (2,145)          11,000          (36,167)
  Deferred offering costs ..................................            --             --               --               --
  Accounts payable .........................................         8,920             --          214,645           45,046
  Accrued payroll ..........................................        43,374             --          172,601               --
  Other liabilities ........................................       (42,168)           966           15,216              966
                                                               -----------    -----------      -----------      -----------

       NET CASH USED BY OPERATING ACTIVITIES ...............       (69,994)       (96,151)        (305,566)         (94,940)
                                                               -----------    -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment ........................            --         (3,610)              --           (3,610)
 Deposit ...................................................            --             --         (318,100)              --
                                                               -----------    -----------      -----------      -----------

       NET CASH USED BY INVESTING ACTIVITIES ...............            --         (3,610)        (318,100)          (3,610)
                                                               -----------    -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from debt ........................................            --             --           42,171               --
 Proceeds from issuance of stock and warrants ..............            --        100,000          551,000          100,000
                                                               -----------    -----------      -----------      -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES ...........            --        100,000          593,171          100,000
                                                               -----------    -----------      -----------      -----------

Net change in cash and cash equivalents ....................       (69,994)           239          (30,495)           1,450
Cash and cash equivalents at beginning of period ...........        75,565          1,211           36,066               --
                                                               -----------    -----------      -----------      -----------
Cash and cash equivalents at end of period .................   $     5,571    $     1,450      $     5,571      $     1,450
                                                               ===========    ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid .............................................   $        --    $        --      $        --      $        --
                                                               ===========    ===========      ===========      ===========
 Taxes paid ................................................   $        --    $        --      $        --      $        --
                                                               ===========    ===========      ===========      ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
 Common stock issued for acquisition costs and services.....   $        --    $        --     $   848,924      $   173,340
                                                               ===========    ===========     ===========      ===========
 Payment of various expenses by a related entity ...........   $    31,626    $        --      $    31,626      $        --
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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company's cash and cash equivalents totaled $5,571. In addition, the Company's net worth and working capital (deficit) totaled $(634,866) and $(1,043,300), respectively.

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


Date: September 15, 2000                 DEERBROOK PUBLISHING GROUP, INC.



                                         By: /s/ Mark L. Eaker
                                             -----------------------------------
                                             Mark L. Eaker, President and
                                             Chief Executive Officer