Form 10KSB
period 2000-09-30
DEERBROOK PUBLISHING GROUP INC
filed 2001-01-12
CIK 1101137

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended September 30, 2000

or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-28555

                        DEERBROOK PUBLISHING GROUP, INC.
                 (Name of small business issuer in its charter)



            Nevada                                       86-0960464
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

12919 S.W. Freeway, Suite 170, Stafford, Texas             77477
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number (281) 494-4734

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act:

                          $.001 Par Value Common Stock
                                (Title of Class)


Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes   [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $1,123

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified dated within the past 60 days. As of January 2, 2001, 9,490,547 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $63,365.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] Yes   [ ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 9,490,547

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424 (b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Not Applicable

Transitional Small Business Disclosure Format (Check One):  Yes _____; No ___X__

                        DEERBROOK PUBLISHING GROUP, INC.
                                     10-KSB

                                TABLE OF CONTENTS

                                                                            Page
PART I
ITEM 1. DESCRIPTION OF BUSINESS ..........................................     1
             Business of the Issuer .......................................    1
             Principal Products and their Markets .........................    1
             Competitive Business Conditions ..............................    2
             Company's Dependence on the Internet .........................    4
             The Company Relies on Technology Licensed from Third Parties .    5
             The Company's Intellectual Property Has Limited Protection ...    6
             Company Tradenames and Marks .................................    6
             Legal Regulation of E-Commerce ...............................    7
             Affect of Sales Taxes on E-Commerce ..........................    8
             Dependence on a Major Supplier and Contractual Documents .....    9
             Research and Development .....................................   10
             Employees ....................................................   10
             The Company files Reports with the Securities and Exchange
             Commission ...................................................   11
             The Company Continues to Incur Losses ........................   11
ITEM 2. DESCRIPTION OF PROPERTY ...........................................   11
ITEM 3. LEGAL PROCEEDINGS  ................................................   12
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  ..............   12

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS ...........................................................   13
             Common Stock Listing on Nasdaq ...............................   13
             Dividends ....................................................   13
             General  .....................................................   14
             Common Stock .................................................   14
             Preferred Stock ..............................................   14
             Issuances of Stock, Options and Warrants .....................   15
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  ........   15
          Overview ........................................................   15
          Results of Operations for the Fiscal Year 2000 and Fiscal
          Year 1999 .......................................................   16
          Revenue .........................................................   16
          Cost of Goods Sold ..............................................   16
          General and Administrative Expense ..............................   16
          Income Taxes.....................................................   16
          Loss from Discontinued Operations ...............................   16
          Net Loss ........................................................   17
          Liquidity and Capital Resources .................................   17
ITEM 7. FINANCIAL STATEMENTS ..............................................   20
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        FINANCIAL DISCLOSURE ..............................................   20

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .................   20
          Directors, Officers and Key Employees ...........................   20
          Compliance with Section 16(a) of the Exchange Act ...............   22
ITEM 10.EXECUTIVE COMPENSATION ............................................   22
          Compensation of Executive Officers ..............................   22
          1999 Incentive Stock Plan .......................................   23
          Directors' Compensation .........................................   24
          Employment Agreements ...........................................   24
ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ....   25
ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ....................   26
ITEM 13.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ...   27
PART F/S ..................................................................   27

PART IV

     ITEM 1. INDEX TO EXHIBITS ............................................   27
     ITEM 2. DESCRIPTION OF EXHIBITS ......................................   28

SIGNATURES ................................................................   29

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS OF THE ISSUER

Deerbrook Publishing Group, Inc., is an Internet-based provider of custom original artwork, prints, collectibles, and home decor accessories. The Company has designed, created, published, marketed, and distributed fine art, collectibles, and home decor products. In September 1999, the Company launched Artup.com, which is an Internet portal site intended to serve as an e-commerce enabled Internet art destination to bring together artists, collectors, galleries, and distributors. From August 1998 until December 31, 1999, the Company provided custom lithography, serigraphy, etching, and monoprinting services to artists and publishers. The Company discontinued those operations effective December 31, 1999, to concentrate its efforts on its Internet-based initiatives. All references to the Company's business operations include the operations of Deerbrook Publishing Group, Inc., its subsidiaries, operating divisions, and predecessor entities.

PRINCIPAL PRODUCTS AND THEIR MARKETS

The Company was incorporated in March 1997 and it did not commence active business operations in the fine arts industry until August 1998. From August 1998 until December 31, 1999, the Company derived its revenue primarily from providing printing and publishing services to artists and publishers. The Company launched its Artup.com Web site in September 1999, but it has not had sufficient capital to operate its Web site on a regular basis since January 1, 2000. The Company discontinued its printing and publishing operations effective December 31, 1999. The Company's future success will depend upon the success of its Artup.com Web site, which has been operational only intermittently since September 1999 and which is not currently operational. Accordingly, the Company has a limited operating history, especially on the Internet. The Company faces numerous risks, expenses, delays, and uncertainties associated with establishing a new business, especially in the new and rapidly evolving Internet market.

The target market for the Company's retail Internet products consists of consumers with greater than average disposable income who possess a willingness to buy artistic and collectible products online. In 1998, 74% of online U.S. retail sales were to households with more than $50,000 of income, according to Forrester Research. The Company believes that an even larger percentage of retail art sales will come from households with more than $50,000 of income. In many cases, the Company anticipates that its customers will have recently purchased a new home and will be searching for decorator items or artwork to beautify their homes. The Company also expects to attract art collectors who primarily seek and collect the work of one or two artists.

In addition to the consumer market, Artup.com plans to provide a business-to-business trade market. The Company plans to target artists and gallery owners who make their living creating, buying, and selling art. The Company also plans to leverage its current industry relationships to establish its initial customer base. The Company also intends to develop business-to-business customers from the artists and galleries that utilize its co-branded Web services.

For the year ended September 30, 1999, one customer represented approximately 20% of the Company's sales and another customer represented approximately 17% of its sales. These were customers of the Company's printing and publishing operations, which it discontinued as of December 31, 1999. The Company currently does not anticipate that any one customer will represent 10% or more of its total revenue in the future.

COMPETITIVE BUSINESS CONDITIONS

The e-commerce market is new, rapidly evolving, and intensely competitive, and the Company expects competition to intensify in the future. Barriers to entry are minimal and competitors may develop and offer similar services in the future. The Company currently competes or will potentially compete with other Web sites offering art and art-related products as well as with traditional offline art distributors, dealers, and galleries.

The Company believes that the experience of its senior management and directors in the art and collectible industries will enable it to compete effectively in those markets once it raises the capital to do so. Many of the Company's existing or potential competitors in the Internet-based market have greater market recognition and substantially greater financial, marketing, production, distribution, and other resources than it possesses. The Company currently has an insignificant amount of revenue, name recognition, and market share as compared with its competitors. The Company cannot assure its shareholders that it will be able to successfully compete in any or all of these markets in the future.

The fine art market is highly competitive. There are several large companies providing products and services similar to the Company's, some of which have greater market recognition and greater financial resources. The Company believes that Art.com, Guild.com, Artnet.com, Barewalls.com, and NextMonet.com represent its primary competitors for the Internet sale of fine arts products. Larger, well-established and well-financed companies may enter the art industry in an effort to consolidate smaller businesses and to provide online and offline services that compete with its business. Certain of the Company's competitors may be able to secure merchandise from manufacturers exclusively or on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies, and devote substantially more resources to Web site and systems development than the Company can. Increased competition may result in reduced operating margins, loss of market share, and a diminished brand franchise. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company.

The Company's ability to compete successfully depends on a number of factors both within and outside its control, including the following: the quality, features, diversity, and prices of its products and services; its ability to generate traffic to its Artup.com network and to develop an online community that attracts galleries, distributors, artists, and consumers; its ability to obtain new product and service offerings or distribution channels through strategic alliances or acquisitions; its ability to develop and maintain effective marketing programs; the quality of its customer service; its ability to recognize industry trends and anticipate shifts in consumer demands; the public recognition of its existing artists and its ability to continue to attract new and upcoming artists; the continued popularity of fine art products; product introductions by its competitors; the number, nature, and success of its competitors in a given market and general market conditions.

Because these factors, as well as other, change rapidly, customer demand also can shift quickly. The Company could experience a material adverse effect on its business, operating results, and financial condition if it is unable to respond quickly to market changes or to a slowdown in demand for the products it sells and services it provides.

COMPANY'S DEPENDENCE ON THE INTERNET

The Company's current business plan and its future depends on a significant extent on the continued growth in Internet use. Use of the Internet as a commercial marketplace is relatively new and is rapidly evolving. Demand for and market acceptance of products and services offered over the Internet remains uncertain. The Company cannot predict whether a large enough number of galleries and art purchasers will shift from traditional to online activities. Many factors may inhibit Internet usage, including the Company's ability to accurately reproduce artistic works online, poor Internet access, unreliable performance, and security and privacy concerns. The Company's business would be adversely affected if Internet usage does not continue to grow and it does not attract the capital to finance its operations.

The fine arts products, collectibles, and home decor market is a multi-billion dollar industry that includes products such as original and reproduction artwork, frames and statuary. The Company believes that key drivers of growth in this market include an increase in the number of residents in the United States who own their homes and an accompanying trend towards enhancing the home environment. Fine arts products are sold primarily through art galleries, specialty gift stores, department stores, catalog retailers, and Internet services. Due to the highly fragmented nature of the industry, and because many dealers and smaller auction firms do not publicly report annual sales totals, the Company is not able to precisely measure the fine art market.

The Internet is an increasingly significant medium for the sale of all types of consumer goods, including fine art. Forrester Research estimates that by the end of 1999, 17 million U.S. households would be shopping online, with online retail sales expected to top $20.2 billion. Forrester Research predicts that by 2004, 49 million U.S. households will shop online, spending $184 billion. The auction segment of this e-commerce boom is also expected to grow at breakneck speed, with Forrester Research predicting that Internet auction sales will grow from $1.4 billion in 1998 to $19 billion in 2003. The Company believes that the art industry can take particular advantage of the many unique features and functions offered by the Internet.

The Internet is characterized by rapidly changing technologies, evolving industry standards, frequent new service introductions, and changing customer demands. As a result of the rapidly changing nature of the Internet environment, the Company may be subject to risks, now and in the future, of which it is not currently aware. To be successful, the Company must raise the capital to adapt to its rapidly evolving market by continually enhancing its network of Web sites and introducing new products and services to address its users' changing demands.

The Company's Web site is not currently being hosted. In the past, Integrated Information Systems ("IIS"), provided Internet hosting service for the Company, and IIS has sufficient capacity to handle the Company's anticipated volume of traffic. If the Company's Web site were being hosted, unexpected growth in the number of users accessing the Web site may strain or exceed the capacity of the computer systems of its Internet hosting service and lead to impaired performance or system failures. The future systems of the Company's Internet hosting service may be inadequate to accommodate rapid traffic growth on its network. If that occurs, customer service and satisfaction may suffer, which could lead to dissatisfied users, reduced traffic, and an adverse impact on the Company's business. If traffic to the Company's Web site increases faster than it anticipates, the failure to upgrade the Company's Web site technology and network infrastructure within a reasonable period of time could have a material adverse effect on its business, operating results, and financial condition.

THE COMPANY RELIES ON TECHNOLOGY LICENSED FROM THIRD PARTIES

The Company relies on technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as consumer credit card numbers. Unauthorized persons may be able to compromise or breach the algorithms that the Company uses to protect its consumers, transaction data, or software, to misappropriate proprietary information, or to cause interruptions in its operations. The Company may be required to invest a significant amount of money and other resources to protect against security breaches or to alleviate problems caused by any breaches that do occur. Any well-publicized compromise of security could deter use of the Internet in general or use of the Company's network to conduct commercial transactions.

THE COMPANY'S INTELLECTUAL PROPERTY HAS LIMITED PROTECTION

The Company has limited protection of its intellectual property, and others could infringe on or misappropriate its rights. The Company's performance and ability to compete will depend on consumer and art industry recognition of the "Artup" brand, the quality of its internally developed content, and software technology. The Company relies upon intellectual property and related laws to protect its intellectual property. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its services or to obtain and use information that it regards as proprietary. Policing unauthorized use of the Company's proprietary rights is difficult. The Company's failure to adequately protect its intellectual property could materially and adversely affect its business, operating results, and financial position.

COMPANY TRADENAMES AND MARKS

The Company's business and ability to compete will depend to a significant degree on the value of its various tradenames and marks, as well as its proprietary technology and other rights that it owns or that it licenses from third parties. The Company's competitors or others may adopt product or service names similar to its service marks or trademarks, which could impede its ability to build brand identity and could lead to customer confusion. The Company has not applied for registration of its trademarks or service marks in the United States or any other country. The Company may not be able to obtain effective trademark, service mark, copyright, and trade secret protection in the United States or other countries in which its products and services are made available online. The Company may find it necessary to take legal action in the future to enforce or protect its intellectual property rights or to defend against claims of infringement. Litigation can be very expensive and can distract management's time and attention, which could adversely affect the Company's business. In addition, the Company may not be able to obtain a favorable outcome in any intellectual property litigation.

The Company relies on a combination of trademark laws, confidentiality procedures, and contractual provisions to protect its intellectual property. The Company may receive notices from third parties that claim its software or other aspects of its business that it owns or has the right to use infringe their rights. Any future claim, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of management, and could require the Company to enter into royalty and licensing agreements, all of which could have a material adverse effect on the Company's business, financial condition, and results of operations. These royalty and licensing agreements, if required, may not be available on terms acceptable to the Company or at all. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of the Company's management's attention and its other resources, which could have a material adverse effect on its business, financial condition, and results of operations.

The Company currently holds several Web domain names, including "Artup.com" and "kidspaint.com." The acquisition of similar domain names by third parties could create confusion that diverts traffic to other Web sites, which could adversely affect the Company's business. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. Internet regulatory bodies may establish additional top-level domains, appoint new or additional domain name registrars, or modify the requirements for holding domain names. As a result, the Company may be unable to acquire or maintain relevant domain names in all countries in which it conducts business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, the Company may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or otherwise decrease the value of its proprietary rights.

LEGAL REGULATION OF E-COMMERCE

There currently are few laws or regulations that specifically regulate communications or commerce on the Internet. However, federal, state, or foreign governments may adopt laws and regulations in the future to address issues such as: user privacy; pricing issues; the characteristics and quality of products and services; access charges; consumer protection issues; cross-border commerce; and transmission of certain types of information over the Internet.

Regulation of these and other issues could increase the cost of transmitting data over the Internet. The Company cannot be certain how existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity, personal privacy, and export or import matters will apply to the Internet. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues presented by the Internet and related technologies. Those laws that do reference the Internet have not yet been interpreted by the courts and their applicability and reach are therefore uncertain. Any new laws or regulations relating to the Internet could adversely affect the Company's business.

The Company is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to access to online commerce. As a result of the increasing popularity and use of the Internet and other online services, however, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services. These laws and regulations could cover issues such as user privacy, pricing, content, copyrights, distribution, sales and other taxes, and the characteristics and quality of products and services. The growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on companies that conduct business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which in turn could decrease the demand for the products and services the Company offers, increase its cost of doing business, or otherwise have an adverse effect on it. The Company is uncertain as to how existing laws that govern issues such as property ownership, sales and other taxes, pornography, and personal privacy will apply to the Internet and other online services. Any such developments may take years to resolve.

AFFECT OF SALES TAXES ON E-COMMERCE

The Company's sales and operating results could be adversely affected if one or more states or foreign countries successfully assert that it should collect sales or other taxes on the sale of its products over the Internet. The Company has not and does not currently collect sales or other similar taxes for physical shipments of goods into states other than those in which it operates. One or more local, state, or foreign jurisdictions may seek to impose sales tax collection obligations on the Company.

In addition, any new operations in other states or countries outside those in which the Company operates could subject it to sales taxes under current or future laws. Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. In 1998, the U.S. federal government enacted legislation prohibiting states or other local authorities from imposing new taxes on Internet commerce until October 21, 2001. This tax moratorium does not prohibit states or the Internal Revenue Service from collecting taxes on the Company's income, if any, or from collecting existing taxes that are due under existing tax rules. A successful assertion by one or more states or any foreign country that the Company should collect sales or other taxes on the exchange of merchandise on its sites could harm its business. In addition, a number of trade groups and government entities have publicly stated their objections to this tax moratorium and have argued for its repeal. The Federal Advisory Commission on electronic commerce is in the process of evaluating these issues. Future laws may impose taxes or other regulations on Internet commerce. The three-year moratorium may be repealed, or the moratorium may not be renewed when it expires. Any of these events could substantially impair the growth of electronic commerce.

If the Company becomes obligated to collect sales taxes, the Company will need to update the system that processes customers' orders to calculate the appropriate sales tax for each customer order and to remit the collected sales taxes to the appropriate authorities. These upgrades would increase the Company's operating expenses. In addition, the Company's customers may be discouraged from purchasing products from it if they have to pay sales tax. As a result, the Company may need to lower prices to retain these customers.

DEPENDENCE ON A MAJOR SUPPLIER AND CONTRACTUAL DOCUMENTS

The Company's Internet operations use proprietary software that has been developed for the Company or made available to it by third parties, primarily IIS. The Company currently does not have a long-term arrangement with IIS for its services, and IIS is currently not providing hosting for the Company's Web site. The loss of the Company's relationship with IIS or the inability to maintain its rights to its Web site or related software or obtain upgrades to the software used in connection with its Web site could result in delays in completing its Internet software enhancements and developments until it identifies, licenses, develops, and integrates a provider of equivalent technology.

Any such delays could have an adverse effect on the Company's Internet business.

As part of the Company's confidentiality procedures, it generally enters into agreements with its employees and consultants and limits access to and distribution of its documentation and other proprietary information. The steps the Company takes may not prevent misappropriation of its technology, and the agreements it enters into for that purpose may not be enforceable. Third parties may independently develop similar information or they could copy or otherwise obtain and use the Company's proprietary information without its authorization. It may be difficult or impossible for the Company to police unauthorized use of its technology. In addition, the laws of other countries may afford the Company little or no effective protection of its intellectual property outside the United States.

RESEARCH AND DEVELOPMENT

In fiscal 1999 the Company spent $426,000 on the development of its e-commerce technology, and in fiscal 2000 the Company spent $110,000 on continuing to develop its e-commerce technology and Web site.

EMPLOYEES

As of September 30, 2000, the Company had 2 part-time employees. The Company intends to hire additional employees as and when it obtains sufficient financing to expand its operations. The Company does not currently employ an experienced sales and marketing team, other than its senior management. Establishing the Company's sales and marketing team will involve a number of risks. The Company anticipates that its future growth in its operations will place a significant strain on its management systems and resources. The Company will be required to increase staffing and other expenses as well as make expenditures on capital equipment to attempt to meet the anticipated demand of its customers. Sales of fine art and art-related products are subject to changing consumer tastes. The Company may increase its expenditures in anticipation of future orders that do not materialize, which would adversely affect its profitability, if the Company could raise the capital necessary to make such expenditures. Demand for unexpectedly popular products or services may increase orders on short notice, which would place an excessive short-term burden on the Company's limited resources.

THE COMPANY FILES REPORTS WITH THE SECURITIES AND EXCHANGE COMMISSION

The Company has filed a Form 10SB12G, and amendments thereto, with the Securities and Exchange Commission ("SEC") which became effective in fiscal year 2000 and has filed all reports on 10-QSB required to date. The Company expects to timely file all reports subsequent to the filing of this report.

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC's Internet site's address is http://www.sec.gov. The Company's Internet address is http://www.artup.com.

THE COMPANY CONTINUES TO INCUR OPERATING LOSSES

The Company has incurred operating losses since inception, and reported a net loss of approximately $1,436,026 for the year ended September 30, 1999 and $2,587,197 for the year ended September 30, 2000. As of September 30, 2000, the Company had an accumulated deficit of approximately $4,300,000. Losses incurred during fiscal 1999 and fiscal 2000 are attributable primarily to expenses the Company incurred to develop, enhance, manage, monitor, and operate the Artup.com Web site and officers compensation. The report by the Company's independent public accountants on the Company's financial statements for the year ended September 30, 2000 states that the significant losses and the Company's working capital deficiency as of that date make its ability to continue as a going concern uncertain. The Company's financial statements for the year ended September 30, 1999 and September 30, 2000 do not include any adjustments relating to the realization of assets and the satisfaction of liabilities that might result in the event that the Company becomes unable to continue as a going concern.

ITEM 2.  DESCRIPTION OF PROPERTIES.

OFFICE PROPERTIES

         The Company currently maintains its principal executive offices at 12919 S.W. Freeway, Suite 170, Stafford, Texas 77477, and its telephone number is (281) 494-4734. As of the date of this Form 10-KSB, the Company occupies space located in Stafford, Texas, which is leased by Gregory Editions, Inc. Mark Eaker, President of the Company, and the majority owner of Gregory Editions, Inc., makes the space available without cost to the Company. This lease is month to month.

ITEM 3.  LEGAL PROCEEDINGS.

In September of 1999, the Company leased a computer driven aspect image center (printer for film) used to make separation for printing (the "aspect image center") and certain other computer equipment from Copelco Capital, Inc. ("Copelco"). All of the equipment was delivered to the Company's then printing operation in Phoenix, Arizona, and installed. Shortly thereafter, the Company ceased printing for itself and customers of the Company. The equipment was returned to Copelco.

In August of 2000, Copelco brought suit in the United States District Court for the District of Arizona, cause no. CIV `00-1620 PHX ROS, to recover its alleged damages $155,398.02 for Deerbrook's return of the leased equipment plus continuing interest at the rate of one and one-third percent per month and attorneys fees and costs. The Company has filed a motion to dismiss presenting defenses of improper venue and insufficiency of service of process and alternatively for change of venue. A hearing on the Company's motion has been set in April of 2001.

The Company does not believe that Copelco has mitigated its damages and further believes that Copelco has either sold the equipment or otherwise disposed of the same in a manner which was not commercially reasonable. The Copelco claims will be vigorously defended against. The range of possible loss should not exceed $100,000. The aspect image center had an original cost of approximately $90,000. It is new technology and has a high price. There are no used aspect image centers available for purchase, and the used market price for an aspect image center should be not less than $40,000 nor more than $60,000. Management of the Company desires to settle this matter, if possible. However, the outcome of settlement discussions are unascertainable at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK  LISTING ON NASDAQ

The Company's common stock was quoted in the National Quotation Bureau's "Pink Sheets" under the symbol "ARTJ" from November 5, 1999 to October 10, 2000, when it once again was listed on the Nasdaq OTC Bulletin Board under the symbol "DBPG". The Company's common stock was previously listed on the Nasdaq OTC Bulletin Board under the symbol "ARTJE" from October 11, 1999 until November 4, 1999, under the symbol "ARTJ" from September 24, 1999 until October 11, 1999, and under the symbol "DBPG" from October 19, 1998 until September 24, 1999. The following table sets forth the quarterly high and low closing bid prices of the Company's common stock for the periods indicated.

                                                          HIGH          LOW
                                                         ------        ------
     1998:
          Fourth Quarter........................         $ 2.50        $ 0.48

     1999:
          First Quarter.........................         $ 4.00        $ 0.31
          Second Quarter........................           1.88          0.38
          Third Quarter.........................           3.75          0.56
          Fourth Quarter........................           1.75          0.19

     2000:
          First Quarter.........................         $ 0.55        $ 0.19
          Second Quarter........................           0.40          0.06
          Third Quarter.........................          0.125         0.025
          Fourth Quarter........................           0.07         0.005

         As of September 30, 2000, there were 59 holders of record of the Company's common stock. The closing bid price of the Company's common stock on the National Quotation Bureau's "Pink Sheets" on September 30, 2000 was $0.05 per share.

DIVIDENDS

         Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the

Company's common stock and no dividends are anticipated to be paid in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend, among other things, upon the Company's future earnings, requirements for capital improvements and financial condition.

GENERAL

The Company's authorized capital stock currently consists of 25,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of serial preferred stock, par value $.001 per share. As of September 30, 2000, there were 9,490,547 shares of common stock issued and outstanding and no shares of serial preferred stock are issued and outstanding.

COMMON STOCK

The holders of common stock are entitled to one vote for each share held by them of record on the Company's books in all matters submitted to be voted on by the stockholders. The holders of common stock are entitled to receive such dividends, if any, as may be declared by the board of directors from time to time out of legally available funds. Upon the Company's liquidation, dissolution, or winding up, the holders of common stock will be entitled to share ratably in all of the Company's assets that are legally available for distribution, after payment of all debts and other liabilities. The holders of common stock have no preemptive, subscription, redemption, sinking fund, or conversion rights.

PREFERRED STOCK

The Company's board of directors is authorized, without further stockholder approval, to issue up to an aggregate of 10,000,000 shares of preferred stock in one or more series. The board also is able to fix or alter the designations, preferences, rights, and any qualifications, limitations, or restrictions of the shares of each series of preferred stock, including the following: dividend rates, redemption rights and prices, conversion rights and prices, voting rights and preferences, and preferences on liquidation or dissolution of the Company.

There are no shares of preferred stock outstanding. The Company has no present plans to issue any shares of preferred stock.

ISSUANCES OF STOCK, OPTIONS AND WARRANTS

With respect to sales and issuances of the Company's stock and a description of warrants and options issued in fiscal 2000, see Part II, Item 6, Management's Discussion and Analysis or Plan of Operation. With respect to sales and issuances of the Company's stock in years prior to September 30, 1999, please refer to and see the applicable portions of previous filings with the SEC, which by this reference are incorporated herein for this specific purpose, including without limitation the Form 10SB12G filed in the year 2000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

The Company was originally incorporated in the state of Colorado on March 31, 1997 under the name "Biovid Corporation." The Company was not actively engaged in any business before August 1998, other than raising capital. The Company entered the fine arts industry when it acquired Signature Editions, Inc., in August 1998. The Company changed its name to "Deerbrook Publishing Group, Inc." in October 1998 and subsequently acquired Interarts Incorporated and Cimarron Studio, Inc. In September 1999, the Company changed its name to "Artup.com Network, Inc." In December 1999, the Company effected a merger whereby it became a Nevada corporation and changed its name back to "Deerbrook Publishing Group, Inc."

The Company's financial statements reflect June 19, 1998 as its date of inception because that was the date on which Signature Editions was incorporated. During fiscal 1998, fiscal 1999 and the first three months of fiscal 2000, the Company derived its revenue primarily from its printing and publishing operations. The Company discontinued those operations effective December 31, 1999, to concentrate its efforts on its Internet-based initiative. As a result, the results of those operations are now recorded under "Loss from Discontinued Operations" in the accompanying financial statements.

The Company has historically secured financing for operations, the acquisition of additional inventory and equipment, and the development of its Internet operations through private placements of equity securities and from loans. As of September 30, 2000, the Company had outstanding short-term liabilities and capital lease obligations totaling $1,148,908. The Company has incurred significant losses since inception and will be required to seek additional equity or debt financing to further develop its Internet operations, to finance future acquisitions or develop new product lines, or to provide funds to take advantage of other business opportunities. The timing and amount of any such capital requirements cannot be predicted at this time. The Company has from time to time encountered difficulties in obtaining adequate financing on acceptable terms and there can be no assurance that such financing will be available on acceptable terms in the future. If such financing is not available in sufficient amounts or on satisfactory terms, the Company may be unable to repay creditors or to continue as a going concern. The Company's inability to obtain adequate financing on a timely basis also could adversely affect its operating results, may require it to restructure its business and operations, and could significantly interfere with its efforts to expand its business at the desired rate. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to the Company's existing stockholders.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR 2000 AND FISCAL YEAR 1999

REVENUE. Revenue for the fiscal year 2000 totaled $1,123 as compared with $29,026 in the fiscal year 1999. The decrease in revenue is attributable mainly to Management's focus on efforts to raise capital to finance the Company's Internet operations.

COST OF GOODS SOLD; GROSS PROFIT (LOSS). Cost of goods sold totaled $11,831 during the fiscal year 2000, as compared with $20,219 in the fiscal year 1999. As a result, the Company recorded a gross loss of $10,708 in the fiscal year 2000, as compared with gross profit of $8,807 in the fiscal year 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1,692,057 in the fiscal year 2000 from $1,394,360 in the fiscal year 1999. The increase is attributable primarily to costs incurred to develop the Company's Web site and for salaries.

INCOME TAXES. As of September 30, 2000, the Company had a net operating loss carryforward balance of approximately $4,300,000 from losses incurred in 2000, 1999 and 1998.

LOSS FROM DISCONTINUED OPERATIONS. The Company recorded a loss of $374,139 related to its printing and publishing operations in the year ended September 30, 2000. The operations were terminated on December 31, 1999. The Company recorded a loss of $34,560 related to its printing and publishing operations in the year ended September 30, 1999.

NET LOSS. Net loss for the fiscal year 2000 increased to $2,587,197 over net loss of $1,423,026 for the fiscal year 1999. This increase is primarily the result of increased general and administrative expenses, the impairment of intangible assets and losses from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to a negative position of $1,037,930 at September 30, 2000, as compared to a negative position of $371,645 at September 30, 1999. Current assets decreased to $49,996 at September 30, 2000, as compared to current assets of $199,866 at September 30, 1999, primarily due to decreases in accounts receivable and prepaid expenses. Current liabilities increased to $1,087,926 at September 30, 2000, as compared to current liabilities of $571,511 at September 30, 1999, primarily due to increases in accounts payable, accrued payroll and the capital lease obligation.

The Company's operating activities used net cash of $582,404 during the year ended September 30, 2000, as compared to net cash used for such purposes of $840,295 during the year ended September 30, 1999 and the major element contributing to net operating cash flow was cash paid for product development costs and for salaries.

As of year end September 30, 2000, the Company's cash and cash equivalents totaled $596. In addition, the Company's net worth and working capital (deficit) totaled $(858,683) and $(1,037,930), respectively.

The Company currently does not have meaningful cash resources or cash flows from operations to support its business. The future success of the Company's business currently depends upon its ability to raise additional capital. The Company is currently seeking additional sources of financing, which may include one or more private placements of debt or equity securities. The Company can provide no assurance that any additional financing will be available on terms that are acceptable to it, if at all. The Company's inability to obtain such financing could result in its inability to continue as a going concern. If such financing is not available in sufficient amounts or on satisfactory terms, the Company also may be unable to expand its business or to develop new customers at the rate desired, and the lack of capital could have a material adverse effect on its business.

The Company has no commitments for material capital expenditures.

During fiscal 2000, the Company sold an aggregate of 200,000 shares of common stock for a total purchase price of $100,000, as compared to fiscal 1999, when an aggregate of 3,571,524 shares of common stock were sold for a total purchase price of $892,881, or $0.25 per share. In fiscal 2000, the Company issued an aggregate of 1,601,324 shares of common stock, valued at $755,824, or $0.47 per share, to employees and independent contractors for services, as compared to fiscal 1999 when an aggregate of 135,700 shares of common stock, valued at $351,947, or $2.59 per share, were issued to nine employees for services.

During fiscal 1999, the Company granted a warrant to purchase 1,000,000 shares of the Company's common stock pursuant to an employment agreement. The warrant provided that it was immediately exercisable for 500,000 shares. The Company terminated the employment agreement in September 1999, and the former employee notified the Company that he wished to exercise the warrant with respect to the 500,000 shares that were exercisable. The Company disputed the former employee's right to exercise the warrant and in January 2000 the Company agreed to issue the former employee 350,000 shares of common stock in settlement of the warrant.

In October and November 1999, the Company sold an aggregate of 600,000 warrants to purchase its common stock for a total purchase price of $450,000, or $0.75 per warrant. The warrants have an exercise price of $.01 per share. The warrants expire on October 29, 2004. The warrants provide that for each 100,000 warrants the Company issued, the warrant holder will be entitled to receive an additional 50,000 warrants at no additional cost if the Company's common stock is trading for less than $10.00 per share but more than $5.00 per share on October 26, 2000. The warrants also provide that for each 100,000 warrants the Company issued, the warrant holder will be entitled to receive an additional 100,000 warrants at no additional cost if the Company's common stock is trading for less than $5.00 per share on October 26, 2000.

In November 1999, Keith Chesser, Mike Santellanes, and Michael Raburn returned an aggregate of 2,345,000 shares of common stock to the Company. Messrs. Chesser, Santellanes, and Raburn returned these shares in order to attract additional management personnel, including Mark Eaker, and to pursue additional acquisition opportunities while minimizing the dilution to its existing stockholders. The Company did not pay Messrs. Chesser, Santellanes, and Raburn any consideration for these shares.

In November 1999, the Company entered into an employment agreement with Mark L. Eaker to serve as its Chief Executive Officer. The Company recorded an expense of $350,000 in the quarter ended December 31, 1999, to reflect its obligation to issue Mr. Eaker 1,000,000 shares of common stock under the employment agreement, which shares were issued to Mr. Eaker in January 2000.

In November 1999, the Company also executed a letter of intent with Mark Eaker to acquire 80% of the outstanding stock of Gregory Editions, Inc., a publisher and distributor of fine art reproductions. The letter of intent provided for a total purchase price of $3,300,000, consisting of $2,700,000 cash and 400,000 shares of the Company's common stock. The Company paid Mr. Eaker a non-refundable deposit of $225,000 in cash and 266,000 shares of common stock in connection with the letter of intent. Because the Company was unable to fulfill its obligations in order to consummate the transaction, the letter of intent expired and Mr. Eaker retained the non-refundable deposit. In addition, as of September 30, 2000, Mr. Eaker has personally paid expenses totaling approximately $50,000.00 on behalf of the Company. Except for the 1,000,000 shares of common stock that were issued in January 2000, Mr. Eaker has deferred payment of his salary and other benefits that the Company is obligated to pay under his employment agreement with the Company. Beginning January 1, 2000, Mr. Eaker has provided office space, staff, and other operating expenses for the Company's corporate headquarters at the headquarters of Gregory Editions, Inc., which is owned and operated by Mr. Eaker. The Company has reflected all expenses incurred through September 30, 2000 and paid by Mr. Eaker, as well as all deferred salaries through September 30, 2000, in its financial statements for the year ended September 30, 2000.

On January 3, 2000, the Company issued warrants to acquire 100,000 shares of its common stock to one person as compensation for services rendered to the Company. The warrants have an exercise price of $1.25 per share and expire on January 1, 2005.

On January 4, 2000, the Company issued 250,000 shares of common stock to Joseph
D. Patterson for his services as a director of the Company.

On January 4, 2000, the Company issued 291,324 shares of its common stock valued at $1.00 per share or an aggregate of $291,324, to Integrated Information Systems in payment for services rendered in developing and hosting the Company's Web site.

On February 8, 2000, the Company issued 60,000 shares of common stock valued at $0.25 per share, or an aggregate of $15,000, to one person as compensation for legal services provided to the Company.

On February 16, 2000, the Company issued options to acquire 200,000 shares of common stock to one person for a total purchase price of $1,000. The options have an exercise price of $.50 per share and expire on February 16, 2002.

On March 3, 2000, the Company sold 200,000 shares of common stock to one accredited investor for a total purchase price of $100,000, or $0.50 per share, pursuant to a subscription agreement. The shares have never been issued and are not outstanding, but will be issued and be outstanding in the near future.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements are set forth on pages F-1 through F-16 hereto and are incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

         No response required.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, OFFICERS AND KEY EMPLOYEES

The following table sets forth certain information regarding the Company's directors, executive officers, and certain key employees:

NAME                  AGE    POSITION
----                  ---    --------
Mark L. Eaker         51    Chairman of the Board, President,
                            and Chief Executive Officer
Keith M. Chesser      55    Executive Vice President, Chief
                            Financial Officer, Secretary, and
                            Director
Mike A. Santellanes   66    Treasurer and Director
Joseph D. Patterson   51    Director

MARK L. EAKER has served as the Chairman of the Board, President, and Chief Executive Officer since November 1999. Mr. Eaker has served as President and director of Gregory Editions, Inc., a publisher and distributor of fine art reproductions, since November 1995. Mr. Eaker served as President of Somerset House Publishing in Houston, Texas, from October 1993 until October 1995.

KEITH M. CHESSER has served as Chief Financial Officer and Secretary since November 1999 and as a director since October 1998. Mr. Chesser served as President from October 1998 until November 1999. From 1997 until October 1998, Mr. Chesser served as Business Manager for Cimarron Fine Art Studio. Mr. Chesser was not regularly employed during 1996 and 1997 due to a medical disability. During 1994 and 1995, Mr. Chesser served as an Account Representative and Financial Planner for National Financial Design. During 1993 and 1994, Mr. Chesser served as the President of MACCS Enterprises, Inc., an Arizona corporation that filed for reorganization under Chapter 11 of the Bankruptcy Code in December 1994. His 25 years of management and accounting experience includes serving as General Manager of Amarillo Aircraft Sales and Service, Assistant Controller of UDC Homes, L.P., and Chief Financial Officer of Empact Suicide Prevention Center. Mr. Chesser is a Certified Public Accountant.

MIKE A. SANTELLANES has served as Treasurer since November 1999 and as a director since October 1998. Mr. Santellanes also served as Vice President from October 1998 until November 1999. Mr. Santellanes worked for Price Waterhouse for 33 years, including 29 years with Price Waterhouse Interamerica. Mr. Santellanes retired in June 1993 as the Senior Partner and Chairman of Price Waterhouse Interamerica. Mr. Santellanes also served on the Board of Directors of the Costa Rican subsidiaries of Phelps Dodge Corp., Gerber Products Co., Bristol-Meyers, Sterling Drug Co., Del Monte Corp., H.B. Fuller Co., and British

American Tobacco Co., and other companies. Since June 1993, Mr. Santellanes has served as President and Financial Manager of a citrus plantation in Costa Rica.

JOSEPH D. PATTERSON has served as a director since December 1999. Mr. Patterson was employed by Hallmark Cards, Inc., a multi-billion dollar greeting card, artwork, and collectibles distributor, from June 1978 until June 1998, most recently as a Director - Corporate Development. Mr. Patterson retired from Hallmark in June 1998.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

(The following people are directors, officers, beneficial owners of 10% or more registered securities under section 12 of the Exchange Act or any other person subject to section 16 of the Exchange Act that failed to file on a timely basis Forms 3, 4 and/or 5 as required under section 16(a) of the Exchange Act):

Mark L. Eaker, Joseph D. Patterson, Keith M. Chesser and Mike A. Santellanes all have transactions in fiscal 2000 which may require the filing of Forms 4 and 5 and all contemplate that such Forms, if filing is required, will be filed subsequent to the filing of this Report.

None of the referenced persons have sold any stock during the fiscal year 2000 and all share issuances involving such persons have been disclosed in previous filings with the SEC.

ITEM 10. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

The following table shows for the fiscal years ended September 30, 2000 and 1999 the cash compensation paid by the Company, as well as certain other compensation paid or accrued by it, to its officers.

                               ANNUAL COMPENSATION
                               -------------------
                                                                 ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR  SALARY ($)   BONUS($)   COMPENSATION ($)
---------------------------     ----  ----------   --------   ----------------
Keith M. Chesser, President(1)  1999  $ 26,085     $10,000      $11,750(2)
                                2000   150,000
Mark L. Eaker, President(3)     2000   550,000

-----------

(1)  Mr. Chesser served as President from October 1998 until November 1999.

(2) Represents amounts paid to Mr. Chesser for services he provided to the Company as an independent contractor.

(3)  Mr. Eaker became President in November of 1999.

The Company does not offer medical insurance or other benefits to its employees, including executive officers and directors who also are its employees, with the exception that the Company has agreed to provide medical insurance for Messrs. Eaker and Chesser.

1999 INCENTIVE STOCK PLAN

In November 1999, the Company's board of directors adopted and its stockholders approved the 1999 Incentive Stock Plan. The incentive plan provides for the grant of incentive and nonqualified stock options to acquire common stock, the direct grant of common stock, the grant of stock appreciation rights, or SARs, and the grants of other stock-based awards to key personnel, directors, consultants, independent contractors, and others providing valuable services to the Company. The Company believes that the incentive plan represents an important factor in attracting and retaining executive officers and other key employees, directors, and consultants and may constitute a significant part of its compensation program. The incentive plan provides these individuals with an opportunity to acquire a proprietary interest in the Company and thereby align their interests with the interests of the Company's other stockholders and to give these individuals an additional incentive to use their best efforts for the Company's long-term success.

The Company may issue up to a maximum of 2,000,000 shares of its common stock under the incentive plan. The maximum number of shares of stock with respect to which options or other awards may be granted to any individual employee (including officers) during the term of the incentive plan may not exceed 50% of the shares of common stock covered by the incentive plan. As of September 30, 2000, the Company has not granted any options or other awards under the incentive plan.

The incentive plan will terminate in November 2009, and options may be granted at any time during the life of the incentive plan. The power to administer the incentive plan with respect to the Company's executive officers and directors and all persons who own 10% or more of the Company's issued and outstanding stock rests exclusively with the board of directors or a committee consisting of two or more non-employee directors. The power to administer the incentive plan with respect to other persons rests with the board of directors or a committee of the board of directors. The plan administrator will determine when options become exercisable, as well as the exercise prices of options. If an option is intended to be an incentive stock option, the exercise price may not be less than 100% (110% if the option is granted to a stockholder who at the time of the grant of the option owns stock possessing more than 10% of the total combined voting power of all classes of the Company's stock) of the fair market value of the common stock at the time of the grant.

The incentive plan is not intended to be the exclusive means by which the Company may issue options or warrants to acquire its common stock, stock awards, or any other type of award. To the extent permitted by applicable law, the Company may issue additional options, warrants, or stock-based awards other than pursuant to the incentive plan without stockholder approval.

DIRECTORS' COMPENSATION

The Company currently does not pay any cash compensation to its directors for their services to the Company. The Company may reimburse its directors for certain expenses in connection with attendance at board and committee meetings. In January 2000, the Company issued 250,000 shares of common stock to Joseph D. Patterson for his services as a director of the Company.

EMPLOYMENT AGREEMENTS

The Company entered into a three-year employment agreement with Mark Eaker in November 1999. The agreement provides for a base salary of $200,000 during the first year, $275,000 during the second year, and $300,000 during the third year. Pursuant to the agreement, the Company issued 1,000,000 shares of its common stock to Mr. Eaker in January 2000. The agreement also provides that Mr. Eaker will be eligible to receive an annual bonus in an amount, if any, as determined by the Board of Directors. Finally, the agreement provides various additional benefits, such as a company car, salary continuation insurance, and medical insurance. Because of the Company's current financial condition, to date Mr. Eaker has deferred payment of his salary and benefits under the agreement. The agreement was terminated on September 30, 2000.

The Company entered into a three-year employment agreement with Keith Chesser in November 1999. The agreement provides for a base salary of $150,000 during the first year, $175,000 during the second year, and $200,000 during the third year. The agreement also provides for Mr. Chesser to receive options to purchase 75,000 shares of common stock during each year of the agreement, exercisable at the average closing price of the common stock during the month prior to the grant. As of September 30, 2000, the Company has not granted any options to Mr. Chesser under the employment agreement. Finally, the agreement provides various additional benefits, such as salary continuation insurance and medical insurance. Because of the Company's current financial condition, to date Mr. Chesser has deferred payment of his salary and benefits under the agreement. The agreement was terminated on September 30, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information with respect to beneficial ownership of the Company's common stock as of September 30, 2000, by (i) each of its directors and executive officers, (ii) all of its directors and executive officers as a group, and (iii) each other person known by it to be the beneficial owner of more than five percent of its common stock:

                        SHARES BENEFICIALLY OWNED (1)(2)

NAME AND ADDRESS OF BENEFICIAL OWNER       NUMBER          PERCENT
DIRECTORS AND EXECUTIVE OFFICERS
Mark L. Eaker ...................        1,404,000          14.8%
Keith M. Chesser ................          500,000           5.3%
Mike A. Santellanes .............          499,999           5.3%
Joseph D. Patterson .............          250,000           2.6%
All directors and officers
 as a group (four persons) ......        2,653,999          28.0%

NON-MANAGEMENT 5% STOCKHOLDER (3)

Michael R. Raburn ...............          500,000           5.3%

-----------

(1) Except as indicated, and subject to community property laws when applicable, the persons named in the table have sole voting and investing power with respect to all shares of common stock shown as beneficially owned by them. Except as otherwise indicated, each of such persons may be reached through the Company at 12919 S.W. Freeway, Suite 170, Stafford, Texas 77477.

(2) Percentages are based on 9,490,547 shares outstanding as of September 30, 2000.

None of the identified persons hold stock options or warrants to acquire the Company's common stock.

(3) The information with respect to non-management ownership is derived from information obtained from the Company's transfer agent as of September 30, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In November 1999, the Company executed a letter of intent with Mark Eaker to acquire 80% of the outstanding stock of Gregory Editions, Inc., a publisher and distributor of fine art reproductions. The letter of intent provides for a total purchase price of $3,300,000, consisting of $2,700,000 cash and 400,000 shares of the Company's common stock. The Company paid Mr. Eaker a non-refundable deposit of $225,000 in cash and 266,000 shares of common stock in connection with the letter of intent. Because the Company was unable to fulfill its obligations in order to consummate the transaction, the letter of intent expired and Mr. Eaker retained the non-refundable deposit. In addition, as of September 30, 2000, Mr. Eaker has personally paid expenses totaling approximately $50,000 on behalf of the Company and has deferred payment of his salary and other benefits that it is obligated to pay under his employment agreement with the Company. Beginning January 1, 2000, Mr. Eaker has provided office space, staff, and other operating expenses for the Company's corporate headquarters at the headquarters of Gregory Editions, Inc., which is owned and operated by Mr. Eaker.

Through December 31, 1999, the Company leased printing equipment from Michael Raburn, a former officer and director of the Company, pursuant to an oral agreement under which it paid $10,000 per month. The Company incurred expenses of $50,000 in fiscal 1999 and $0 in fiscal 2000 under this agreement. Through December 31, 1999, the Company also conducted its operations in a building leased by Michael Raburn. The Company paid a total of approximately $27,200 of lease obligations for this building, although it was not a party to the lease and occupied the building at the pleasure of Mr. Raburn. Effective December 31, 1999, the Company discontinued its printing and publishing operations and moved its remaining Internet-based operations out of the building leased by Mr. Raburn.

In August 1998, the Company agreed to issue an aggregate of 100,000 shares of common stock to Mark Eaker as payment for consulting services rendered to it by Mr. Eaker pursuant to a verbal agreement between the Company and Mr. Eaker in August 1998. The Company recorded a charge of $9,000 in fiscal 1998 in connection with this transaction. The Company issued these shares to Mr. Eaker in January 1999.

In November 1999, Keith Chesser, Mike Santellanes, and Michael Raburn returned an aggregate of 2,345,000 shares of common stock to the Company. Messrs. Chesser, Santellanes, and Raburn returned these shares in order to attract additional management personnel, including Mark Eaker, and to pursue additional acquisition opportunities while minimizing the dilution to its existing stockholders. The Company did not pay Messrs. Chesser, Santellanes, and Raburn any consideration for these shares.

In January 2000, the Company issued 1,000,000 shares of common stock to Mark Eaker pursuant to his employment agreement. The Company also issued 250,000 shares of common stock to Joseph Patterson in January 2000 for his services as a director of the Company.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS:

The Financial Statements required by this Part F/S are set forth in pages F-1 through F-16 of this Report. No supplementary financial information is required.

Exhibit 27.1: Financial Data Schedule

(b) Reports on Form 8-K

    Not applicable.

                                     PART IV

ITEM 1.  INDEX TO EXHIBITS.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
------                      -----------------------

2.1 Articles of Merger merging Artup.com Network, Inc., a Colorado corporation, with and into the Registrant*
3.1      Articles of Incorporation of the Registrant*
3.2      Bylaws of the Registrant*
4.1      Specimen of Common Stock Certificate*
4.2      Specimen of Certificate for Common Stock Purchase Warrants*
4.3      Common Stock Purchase Warrant dated January 3, 2000, issued to Gene
         Bowlds*
4.4 Non-Statutory Stock Option Certificate dated February 16, 2000, issued to Michael Paloma*
10.1 Master Consulting Services Agreement dated as of July 28, 1999 between the Registrant and Integrated Information Systems, Inc.*
10.2 Equipment Lease dated September 15, 1999 between the Registrant and Copelco Capital, Inc.*
10.3     Employment Agreement between the Registrant and Mark L. Eaker*
10.4     Employment Agreement between the Registrant and Keith M. Chesser*
10.5     1999 Incentive Stock Plan*
16.1     Letter on change in certifying accountant from Alvin H. Bender, C.P.A.*
16.2     Letter on change in certifying accountant from Mark Shelley, CPA*
21       List of Subsidiaries*
23       Consent of Semple & Cooper, LLP
27.1     Financial Data Schedule for the Fiscal Year Ended September 30, 2000

-----------

* Previously filed.

ITEM 2. DESCRIPTION OF EXHIBITS.

         The information required by this Item is contained in Part III, Item 1, "Index to Exhibits."

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 11, 2001            DEERBROOK PUBLISHING GROUP, INC.



                                  By: /s/ Mark L. Eaker
                                  ------------------------------
                                  Mark L. Eaker, President and
                                  Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: January 11, 2001             By: /s/ Keith Chesser
                                   -----------------------------
                                   Keith Chesser, Director


Date: January 11, 2001             By: /s/ Joseph D. Patterson
                                   -----------------------------
                                   Joseph D. Patterson, Director

                          INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board of Directors
Deerbrook Publishing Group, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Deerbrook Publishing Group, Inc. and Subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits of the consolidated financial statements provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Deerbrook Publishing Group, Inc. and Subsidiaries as of September 30, 2000 and 1999, and the results of its operations, changes in stockholders' equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has incurred significant losses and at September 30, 2000, the Company had a deficiency in working capital. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans in regard to these matters are discussed in Note 11. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Certified Public Accountants

Phoenix, Arizona
January 3, 2001

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999


                                     ASSETS

                                                           2000           1999
                                                           ----           ----
Current Assets:
   Cash and cash equivalents (Note 1)                   $    596        $ 36,066
   Accounts receivable - trade, net (Note 1)                  --          20,000
   Prepaid expenses and other assets (Note 4)             49,400         143,800
                                                        --------        --------
        Total Current Assets                              49,996         199,866

Property and Equipment, net (Notes 1, 2 and 3)            22,121         118,918

Other Assets:
  Inventory (Note 1)                                     112,246         160,239
  Goodwill (Note 1)                                           --         458,318
  Net assets of discontinued operations (Note 9)          44,880          58,267
                                                        --------        --------
        Total Assets                                    $229,243        $995,608
                                                        ========        ========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           SEPTEMBER 30, 2000 AND 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               2000                1999
                                                                               ----                ----
Current Liabilities:
   Notes payable - related parties (Note 6)                                $    25,934         $    30,000
   Obligation under capital lease - current portion (Notes 1 and 3)                 --              17,143
   Accounts payable (Note 3)                                                   446,955             243,504
   Accrued payroll (Note 4)                                                    507,600             227,399
   Related party payables (Note 6)                                             107,437              53,465
                                                                           -----------         -----------
        Total Current Liabilities                                            1,087,926             571,511


Long-Term Liabilities:
   Obligation under capital lease - non-current (Notes 1 and 3)                     --              95,507
                                                                           -----------         -----------
        Total Liabilities                                                    1,087,926             667,018
                                                                           -----------         -----------

Commitments and Contingencies: (Note 4)                                             --                  --

Stockholders' Equity (Note 7)
   Preferred stock, $.001 par value, 10,000,000 shares authorized;
      no shares issued and outstanding                                              --                  --

   Common stock, $.001 par value, 25,000,000 shares authorized;
      issued and outstanding 9,490,548 and 9,968,224 at
      September 30, 2000 and 1999, respectively                                  9,490               9,968
   Common stock subscribed; 200,000 shares                                     100,000                  --
   Warrants                                                                    451,000                  --
   Additional paid-in capital                                                2,878,337           2,028,935
   Accumulated deficit                                                      (4,297,510)         (1,710,313)
                                                                           -----------         -----------
        Total Stockholders' Equity                                            (858,683)            328,590
                                                                           -----------         -----------
        Total Liabilities and Stockholders' Equity                         $   229,243         $   995,608
                                                                           ===========         ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                     2000               1999
                                                                     ----               ----
Revenues                                                        $     1,123         $    29,026

Cost of Revenues                                                    (11,831)            (20,219)
                                                                -----------         -----------

Gross Profit (Loss)                                                 (10,708)              8,807

General, Administrative and Product Development Expenses         (1,692,057)         (1,394,360)

Other income                                                             --                 260
Interest expense                                                         --              (3,173)
Acquisition costs                                                  (318,100)                 --
Impairment of intangible asset                                     (113,442)                 --
Loss on disposal of asset                                           (78,751)                 --
                                                                -----------         -----------

Loss from Continuing Operations before Income Taxes              (2,213,058)         (1,388,466)

Provision for Income Taxes                                               --                  --
                                                                -----------         -----------

Loss from Continuing Operations                                  (2,213,058)         (1,388,466)

Loss from Discontinued Operations                                  (374,139)            (34,560)
                                                                -----------         -----------

Net Loss                                                        $(2,587,197)        $(1,423,026)
                                                                ===========         ===========
Basic Loss Per Share:
   Loss from Continuing Operations                              $     (0.24)        $     (0.21)
                                                                ===========         ===========

   Loss from Discontinued Operations                            $     (0.04)              (0.01)
                                                                ===========         ===========

   Net Loss                                                     $     (0.28)        $     (0.22)
                                                                ===========         ===========

Weighted Average Number of Shares Outstanding                     9,386,477           6,404,953
                                                                ===========         ===========


                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                   Additional                Common
                                             Common Stock           Paid in                   Stock      Accumulated
                                          Shares        Amount      Capital      Warrants   Subscribed     Deficit         Total
                                          ------        ------      -------      --------   ----------     -------         -----
Balance, September 30, 1998              3,435,000    $  3,435    $   392,300    $     --   $     --    $  (287,287)   $   108,448

Purchase of Interarts, Inc.              1,926,000       1,926        171,414          --         --             --        173,340

Sale of common stock (Note 7)            3,571,524       3,571        889,310          --         --             --        892,881

Issuance of common stock  for services     135,700         136        351,811          --         --             --        351,947

Purchase of Cimarron Studio, Inc.          900,000         900        224,100          --         --             --        225,000

Net loss                                        --          --             --          --         --     (1,423,026)    (1,423,026)
                                         ---------    --------    -----------    --------   --------    -----------    -----------
Balance, September 30, 1999              9,968,224       9,968      2,028,935          --         --     (1,710,313)       328,590

Return of common stock                  (2,345,000)     (2,345)         2,345          --         --             --             --

Issuance of common stock in relation
to employment agreement                  1,000,000       1,000        349,000          --         --             --        350,000

Issuance of common stock for
acquisition  costs                         266,000         266         92,834          --         --             --         93,100

Sale of 800,000 common stock warrants           --          --             --     451,000         --             --        451,000

Issuance of common stock for services      601,324         601        405,223          --         --             --        405,824

Subscription for 200,000 shares of
common stock                                    --          --             --          --    100,000             --        100,000

Net loss                                        --          --             --          --         --     (2,587,197)    (2,587,197)
                                         ---------    --------    -----------    --------   --------    -----------    -----------
Balance at September 30, 2000            9,490,548    $  9,490    $ 2,878,337    $451,000   $100,000    $(4,297,510)   $  (858,683)
                                         =========    ========    ===========    ========   ========    ===========    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                       2000               1999
                                                                                  -----------        -----------
Cash flows from operating activities:
  Net loss                                                                        $(2,587,197)       $(1,423,026)

Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization                                                      86,177              1,220
    Common stock issued for services and  inventory                                   848,924            351,947
    Net assets acquired in acquisitions                                                    --             (3,946)
    Net assets of discontinued operations                                              13,387            (50,033)
    Impairment of goodwill                                                            390,187                 --
    Loss on disposal of assets                                                         78,751                 --
Changes in operating assets and liabilities:
    Accounts receivable
      - trade                                                                          20,000            (21,666)
      - related entities                                                                   --              8,544
    Prepaid expenses and other assets                                                  94,400           (143,900)
    Inventory                                                                          47,993            (83,804)
    Accounts payable                                                                   90,801            243,504
    Accrued payroll                                                                   280,201            227,399
    Related party payables                                                             53,972             53,466
                                                                                  -----------        -----------

      Net cash used by operating activities                                          (582,404)          (840,295)
                                                                                  -----------        -----------

Cash flows from investing activities:
    Purchase of property and equipment                                                     --            (26,520)
                                                                                  -----------        -----------

      Net cash used by investing activities                                                --            (26,520)
                                                                                  -----------        -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock and warrants                               551,000            892,881
    Proceeds from notes payable - related parties                                      25,934             35,000
    Repayment of notes payable - related parties                                      (30,000)           (25,000)
                                                                                  -----------        -----------

      Net cash provided by financing activities                                       546,934            902,881
                                                                                  -----------        -----------

Net increase (decrease) in cash and cash equivalents                                  (35,470)            36,066

Cash and cash equivalents, beginning of period                                         36,066                 --
                                                                                  -----------        -----------

Cash and cash equivalents, end of period                                          $       596        $    36,066
                                                                                  ===========        ===========


                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                         2000           1999
                                                                       --------       --------
Supplemental Information

Cash paid for:
  Interest                                                                   --       $  2,053

  Income taxes                                                               --             --

Issuance of 135,700 shares of common stock for services                      --        351,947


Assets acquired through capital lease obligation                             --        112,649


Excess of purchase price of subsidiaries over fair value of
    net assets acquired                                                      --        458,318


Issuance of 1,000,000 shares of common stock in relation to an
   employment agreement                                                 350,000             --

Issuance of 601,234 shares of common stock for services                 405,824             --

Issuance of 266,000 shares of common stock for acquisition costs         93,100             --

Capital lease obligation was reclassed to accounts payable              112,649             --

Issuance of inventory in satisfaction of an accounts payable            110,982             --


                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES

OPERATIONS:

Deerbrook Publishing Group, Inc. (the Company), formerly known as Artup.com Network, Inc. and Biovid Corporation, was incorporated under the laws of the State of Colorado on March 31, 1997.

The general business purpose of the Company is to distribute fine art. The Company distributes original artwork in the form of oil paintings, original lithographs, serigraphs and posters. The distribution network consists of retail galleries, interior designers, print sales representatives and the national trade show circuit.

NAME CHANGE:

On October 26 1998, the Company amended its Articles of Incorporation, changing its name to Deerbrook Publishing Group, Inc. Subsequent thereto, on September 10, 1999, the Company amended its Articles of Incorporation, changing its name to Artup.com Network, Inc. In December 1999 the Company effected a name change and a change of domicile by merging with a Nevada corporation named Deerbrook Publishing Group, Inc. The effect of this transaction has been reflected in the financial statements as of September 30, 1999.

ACQUISITION OF SUBSIDIARIES:

Effective January 28, 1999, the Company acquired 100% of the outstanding common stock of Interarts Incorporated (a Nevada corporation) in exchange for one share of the common stock of the Company for each one common share held by the stockholders of Interarts Incorporated. The business combination was accounted for as a purchase.

Effective September 6, 1999, the Company acquired 100% of the outstanding common stock of Cimarron Studio, Inc. (a Nevada corporation) in exchange for one share of the common stock of the Company for each one common share held by the stockholders of Cimarron Studio, Inc. The business combination was accounted for as a purchase.

DISCONTINUED OPERATIONS:

During December 1999, the Company closed its printing and publishing operations in Phoenix, Arizona. In conjunction with this closure, the Company's wholly-owned subsidiary, Cimarron Studio, Inc. (a Nevada corporation) ceased operations.

Cimarron Studio, Inc.'s operating losses for the year ended September 30, 2000 and 1999 were $374,139 and $34,560, respectively. The loss for the year ended September 30, 2000 includes an impairment of goodwill in the amount of $276,745.

PRINCIPLES OF CONSOLIDATION:

The consolidated balance sheets at September 30, 2000 and 1999 include the accounts of the Company and its wholly owned subsidiaries, Signature Editions, Inc., Interarts Incorporated, and Cimarron Studio, Inc.

The consolidated statements of operations and cash flows for the year ended September 30, 2000 include the accounts of the Company and its wholly owned subsidiaries. The consolidated statements of operations and cash flows for the year ended September 30, 1999 include the accounts of the Company and Signature Editions, Inc. for the entire period, the accounts for Interarts Incorporated from the date of acquisition (January 28, 1999) through September 30, 1999, and the accounts for Cimarron Studio, Inc. from the date of acquisition (September 6, 1999) through September 30, 1999.

Intercompany transactions and balances have been eliminated in consolidation.

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                     NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES (CONTINUED)

USE OF ESTIMATES:

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results may vary from the estimates that were assumed in preparing the financial statements.

REVENUE RECOGNITION:

The Company recognizes revenues from sales at the time of shipment.

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments purchased with an initial maturity of three (3) months or less to be cash and cash equivalents.

ACCOUNTS RECEIVABLE:

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable. At September 30, 1999, no allowance has been provided for uncollectible accounts receivable as, in the opinion of management, all accounts receivable outstanding are considered fully collectible.

INVENTORY:

Inventory, consisting primarily of finished artwork, is stated at the lower of cost or market. The Company periodically reviews its inventory and makes provisions for damaged or obsolete inventory, if necessary. No provision for damaged or obsolete inventory has been included in the accompanying financial statements.

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation, and are depreciated over their estimated useful lives, as follows:

         Computer and office equipment                 5 years
         Furniture                                     5 years

Depreciation is computed under the straight-line method for financial statement purposes and under accelerated methods for income tax purposes. Repairs and maintenance expenses are charged to operations as incurred. Betterments or renewals are capitalized as incurred.

At September 30, 1999 the Company was the lessee of computer equipment under a capital lease agreement expiring in October 2004. The assets and liabilities under the capital lease agreement were recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets were depreciated over their estimated useful lives. Depreciation of the assets under the capital lease agreement is included in depreciation expense, as noted above for the year ended September 30, 1999.

During the year ended September 30, 2000 the Company defaulted on the capital lease agreement and the equipment was returned to the lessor (Note 3).

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                     NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES (CONTINUED)

ADVERTISING EXPENSE:

The Company recognizes advertising expense in accordance with Statement of Position ("SOP") 93-7, "Reporting on Advertising Costs." As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Internet advertising expenses are recognized based on the terms of the individual agreements, but generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, or a straight-line basis over the term of the contract. Advertising expense totaled approximately $66,000 for the year ended September 30, 2000 and $62,000 for the year ended September 30, 1999.

PRODUCT DEVELOPMENT COSTS:

Product development costs include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company's Web site. Product development costs are expensed as incurred.

GOODWILL:

At September 30, 1999 goodwill represents the excess of the purchase price over the fair value of Interarts Incorporated's and Cimarron Studio, Inc.'s net assets acquired. Goodwill is being amortized ratably over 15-20 years. The carrying value of goodwill will be reviewed periodically by the Company and impairments, if any, will be recognized when expected future operating cash flows derived from goodwill are less than its carrying value. During the year ended September 30, 2000 the Company recorded an impairment of the goodwill in the amount of $113,442. In addition, during the year ended September 30, 2000, the Company recorded an impairment of goodwill in the amount of $276,745 which was included in the loss from discontinued operations.

NET LOSS PER SHARE:

The computation of basic net loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share amounts have not been presented as they are anti-dilutive.

INCOME TAXES:

The Company accounts for deferred income taxes on an accrual basis under the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". (See Note 5).

NEW ACCOUNTING ANNOUNCEMENTS:

During the year ended September 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than was required by APB No. 15, Earnings per Share. The adoption of SFAS No. 128 did not have a material effect on the Company's financial position.

During the year ended September 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129). The pronouncement reinstates various securities disclosure requirements previously in effect under APB No. 15, Earnings per Share, which was superseded by SFAS No. 128. The adoption of SFAS No. 129 did not have a material effect on the Company's financial position or results of operations.

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                     NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS:

Accounts receivable, accounts and loans payable and accrued liabilities are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments approximate fair value.

STOCK-BASED COMPENSATION:

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."


                                     NOTE 2
                             PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2000 and 1999:

                                                                   2000                     1999
                                                                   ----                     ----
        Furniture and fixtures                                  $  5,090               $   5,090
        Computer and office equipment                             22,398                 115,048
                                                                --------               ---------
                                                                  27,488                 120,138
        Less: accumulated depreciation                             5,367                   1,220
                                                                --------               ---------
        Net Book Value                                          $ 22,121               $ 118,918
                                                                ========               =========

Depreciation expense charged to operations was $18,046 and $1,220 for the years ended September 30, 2000 and 1999, respectively.

                                     NOTE 3
                         OBLIGATION UNDER CAPITAL LEASE

The Company leased computer equipment with an approximate value of $112,000, under a capital lease agreement expiring October 2004, at a rate of approximately $2,500 per month. The computer equipment is included in property and equipment as of September 30, 1999 and was being depreciated over the life of the lease.

During the year ended September 30, 2000 the Company defaulted on the lease. The equipment was returned to the lessor and the liability for the outstanding lease payments has been included in accounts payable as of September 30, 2000.

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                     NOTE 4
                          COMMITMENTS AND CONTINGENCIES

OPERATING LEASE:

During the year ended September 30, 1999, the Company entered into a rental agreement for office equipment for a term of 60 months, expiring June 2004. The agreement provides for rental payments of $182 per month. During the year ended September 30, 2000, the lease was cancelled.

Lease expense charged to operations for the year ended September 30, 1999 was $364. There was no expense recorded for the year ended September 30, 2000.

ADVERTISING:

During 1999, the Company entered into a one-year marketing agreement with America Online, Inc. ("AOL"). Under the terms of the agreement, the Company was to be provided with a specific number of advertising impressions. In consideration, the Company had committed to pay $145,620 over the one-year term of the agreement. The Company was recognizing these fees as advertising expenses over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, or a straight-line basis over the term of the contract. At September 30, 1999, the Company had paid $35,000 to AOL, which was recognized as prepaid advertising, as the impressions were not displayed until subsequent to September 30, 1999. During the year ended September 30, 2000 the Company cancelled their agreement with AOL and negotiated the return of $35,000 in prepaid advertising costs.

During 1999, the Company entered into two one-year marketing agreements with Go2Net, Inc. ("Go2Net"). Under the terms of the agreements, the Company was to be provided with a specific number of advertising impressions. In consideration, the Company had committed to pay $172,800 over the one-year terms of the agreements. The Company was recognizing these fees as advertising expenses over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, or a straight-line basis over the terms of the contracts. At September 30, 1999, the Company had paid $58,800 to Go2Net, which was recognized as prepaid advertising, as the impressions had not been displayed as of September 30, 1999. During the year ended September 30, 2000 the Company cancelled their agreement with Go2Net and negotiated the return of $14,400 in prepaid advertising costs.

In July 1999 the Company entered into a one-year marketing agreement with Lycos. Under the terms of the agreement the Company was to be provided with a specific number of advertising impressions. In consideration, the Company had committed to pay approximately $39,000 over the one-year term of the agreement. The Company was recognizing these fees as advertising expenses over the greater of the ratio of impressions delivered over the total number of contracted impressions. As of September 30, 1999, no advertising expense had been recognized, as the impressions were not displayed until subsequent to September 30, 1999. During the year ended September 30, 2000, the Company cancelled the agreement with Lycos.

In addition, the Company has entered into a contract with Integrated Information Systems, Inc. (IIS) to develop an interactive Web site to be used to sell the Company's fine art worldwide. As of September 30, 2000 and 1999, the Company has incurred approximately $110,000 and $426,000, respectively, in expenses pursuant to this contract. The contract is cancelable at the discretion of the Company or IIS. During the year ended September 30, 2000 the contract was terminated by IIS due to failure to make payments on the account by the Company.

CONTINGENCY:

During the year ended September 30, 1999, the Company had entered into an employment agreement with an individual that provided for an employment term of three years and included warrants to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $.05 per share. As of the date of grant, August 17, 1999, the Company has recorded compensation expense of $200,000 in accordance with APB 25.

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                     NOTE 5
                           PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At September 30, 2000 and 1999, deferred tax assets consist of the following:


                                                              2000                       1999
                                                              ----                       ----
Net operating loss carryforwards                           $1,032,000                  $ 420,000
       Less: valuation allowance                           (1,032,000)                  (420,000)
                                                           ----------                  ---------
                                                           $       --                  $      --
                                                           ==========                  =========

At September 30, 2000 and 1999, the Company had federal net operating loss carryforwards in the approximate amounts of $4,300,000 and $1,700,000, respectively, available to offset future taxable income through 2018. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.


                                     NOTE 6
                           RELATED PARTY TRANSACTIONS

NOTES PAYABLE - RELATED PARTIES:

At September 30, 2000 and 1999, notes payable - related parties consist of 12% interest demand notes with balances of $25,934 and $30,000, respectively.

ACCOUNTS PAYABLE - RELATED PARTIES:

At September 30, 2000 and 1999, the Company has accounts payable of $107,437 and $53,465, respectively, due to various related parties.

OTHER:

During the year ended September 30,2000, the Company executed a letter of intent with Mark Eaker to acquire 80% of the outstanding stock of Gregory Editions, Inc. a publisher and distributor of fine art reproductions. The Company paid Mr. Eaker a non-refundable deposit of $225,000 in cash and 266,000 shares of common stock in connection with the letter of intent. Because the Company was unable to fulfill its obligations in order to consummate the transaction, the letter of intent expired and Mr. Eaker retained the non-refundable deposit. (Note 7)

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                     NOTE 6
                     RELATED PARTY TRANSACTIONS (CONTINUED)

COMMITMENTS:

The Company occupied office space and production facilities in Phoenix, Arizona, which was leased by a stockholder. During the years ended September 30, 2000 and 1999, the Company made monthly rental payments in the approximate amount $6,200 plus taxes and common area maintenance charges on behalf of the lessee, totaling approximately $25,000 and $8,600 for the years ended September 30, 2000 and 1999, respectively.

During the year ended September 30, 1999, the Company leased printing equipment from a stockholder. Rent expense for the printing equipment was $10,000.

As of September 30, 2000, the Company the aforementioned lease commitments had been terminated.


                                     NOTE 7
                                     EQUITY

COMMON STOCK:

In December 1999 upon merging with Deerbrook Publishing Group, Inc (A Nevada Corporation) the Company had authorized 25,000,000 shares of common stock with a par value of $.001 in addition to 10,000,000 shares of preferred stock with a par value of $.001. Prior to the merger, the Company had authorized 50,000,000 shares of common stock with a par value of $.001 and no preferred stock authorized.

On November 12, 1999, three (3) stockholders agreed to return an aggregate of 2,345,000 shares of common stock, of which 1,000,000 shares are to be issued to an officer of the Company. In addition, the Company authorized 266,000 shares of restricted common stock to be issued to that officer.

During the year ended September 30, 2000, the Company issued common stock as follows:

         -        250,000 shares of common stock to a director for services
         -        291,324 shares of common stock for services rendered in
                  developing and hosting the Company's Web site
         -        60,000 shares of common stock as compensation for legal
                  services
         -        1,000,000 shares of common stock under an employment agreement
         - 266,000 shares of common stock in relation to a letter of intent (Note 6)

In March 2000, the Company sold 200,000 shares of common stock to an accredited investor for a total purchase price of $100,000.


PRIVATE OFFERING:

The Company issued 3,571,524 shares of common stock at $.25 per share through a private offering completed in April 1999. The proceeds in the amount of $892,881 were used primarily to fund the operations of the Company's internet division, which included $274,735 of the proceeds to contract the development of the Company's Web site.

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                     NOTE 7
                               EQUITY (CONTINUED)

OPTIONS AND WARRANTS:

During the year ended September 30, 1999, the Company entered into an employment agreement which provided for an aggregate of 1,000,000 warrants, exercisable at $.05 per share of which 500,000 were cancelled as of September 30, 1999 due to the termination of the aforementioned employment agreement. The individual has made a demand to exercise 500,000 warrants as of September 30, 1999. The Company is currently in negotiations with the individual covered under the warrant agreement to issue 350,000 shares of common stock for the cancellation of the warrants (Note 4).

In November 1999, the Company sold 600,000 warrants at a price of $0.75 per warrant, pursuant to Rule 505 of Regulation D under the Securities Act. The warrants are exercisable on a basis of one warrant for one share of common stock, with an exercise price of $.01 per share. The warrants provide that for each 100,000 warrants issued, the warrant holder will be entitled to receive an additional 50,000 warrants at no additional cost if the common stock is trading for less than $10.00 per share but more than $5.00 per share on October 26, 2000. The warrants also provide that for each 100,000 warrants issued, the warrant holder will be entitled to receive an additional 100,000 warrants at no additional cost if the common stock is trading for $5.00 or less per share on October 26, 2000.

In January 2000, the Company issued warrants to acquire 100,000 shares of common stock to an individual as compensation for services rendered to the Company. The warrants have an exercise price of $1.25 per share and expire on January 1, 2005.

In 2000 the Company issued options to acquire 200,000 shares of common stock to an individual for a purchase price of $1,000. The options have an exercise price of $.50 per share and expire on February 16, 2002.

STOCK OPTION PLAN:

In November 1999 the Company adopted a Stock Option Plan providing for the granting of both qualified incentive stock options and non-qualified stock options. The Company has reserved 2,000,000 shares of its common stock for issuance under the Plan. Granting of the options is at the discretion of the Board of Directors and may be awarded to employees, directors, and independent contractors. As of September 30, 2000, no options have been issued under the Plan.


                                     NOTE 8
                                 CONCENTRATIONS

MAJOR CUSTOMERS:

For the year ended September 30, 1999, the Company had two major customers. One customer represented approximately 20% of sales and the other customer represented approximately 17% of sales. At September 30, 1999, the amount due from the two customers included in accounts receivable was $20,000.

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                     NOTE 9
                            ASSETS TO BE DISPOSED OF


Assets of the Cimarron Subsidiary to be disposed of consisted of the following at September 30, 2000 and 1999:

                                    2000           1999
                                   -------       --------
Bank overdraft                     $    --       $ (8,234)
Accounts receivable - trade             --          21666
Inventory                           42,645          42500
Property and equipment, net          2,235           2235
Prepaid expenses                        --            100
                                   -------       --------
Net assets to be disposed of       $44,880       $ 58,267
                                   =======       ========

Assets are shown at their expected net realizable value, and have been separately classified in the accompanying balance sheets at September 30, 2000 and 1999.


                                     NOTE 10
                                   LITIGATION

At September 30, 2000 the Company is involved in litigation with Copelco Capital, Inc. ("Copelco") the lessor of computer equipment. Copelco brought suit against the company to recover its damages for the return of the leased equipment. The Company has filed a motion to dismiss presenting defenses of improper venue and insufficiency of service of process and alternatively for change of venue. A hearing on the company's motion has been set in April 2001. The Company has recorded a liability for a possible adverse finding which is included in accounts payable.


                                     NOTE 11
                                  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operations for the year ended September 30, 2000, which have resulted in a deficiency in working capital of approximately $1,100,000 as of September 30, 2000, and an accumulated deficit of approximately $ 4,300,000.

There can be no assurance that the Company will be able to continue as a going concern in view of its financial condition. The Company's continued existence will depend upon its ability to obtain sufficient additional capital in a timely manner to fund its operations and to further develop its long-term business plan. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly reduce or cease its operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
------                      -----------------------

2.1 Articles of Merger merging Artup.com Network, Inc., a Colorado corporation, with and into the Registrant*
3.1      Articles of Incorporation of the Registrant*
3.2      Bylaws of the Registrant*
4.1      Specimen of Common Stock Certificate*
4.2      Specimen of Certificate for Common Stock Purchase Warrants*
4.3      Common Stock Purchase Warrant dated January 3, 2000, issued to Gene
         Bowlds*
4.4 Non-Statutory Stock Option Certificate dated February 16, 2000, issued to Michael Paloma*
10.1 Master Consulting Services Agreement dated as of July 28, 1999 between the Registrant and Integrated Information Systems, Inc.*
10.2 Equipment Lease dated September 15, 1999 between the Registrant and Copelco Capital, Inc.*
10.3     Employment Agreement between the Registrant and Mark L. Eaker*
10.4     Employment Agreement between the Registrant and Keith M. Chesser*
10.5     1999 Incentive Stock Plan*
16.1     Letter on change in certifying accountant from Alvin H. Bender, C.P.A.*
16.2     Letter on change in certifying accountant from Mark Shelley, CPA*
21       List of Subsidiaries*
23       Consent of Semple & Cooper, LLP
27.1     Financial Data Schedule for the Fiscal Year Ended September 30, 2000

----------

* Previously filed.