Form 10QSB
period 2000-12-31
DEERBROOK PUBLISHING GROUP INC
filed 2001-02-20
CIK 1101137

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 2000           Commission File Number 0-28555


                        DEERBROOK PUBLISHING GROUP, INC.


              NEVADA                                            86-0960464
  -------------------------------                         ----------------------
  (State or Other Jurisdiction of                          (I.R.S. Employer
   Incorporation or Organization)                         Identification Number)


12919 S.W. Freeway, Suite 170, Stafford, Texas                       77477
-----------------------------------------------                   ----------
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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 9,490,548

Transitional Small Business Disclosure Format (Check One):  Yes     ; No  X
                                                               -----    -----

                   DEERBROOK PUBLISHING GROUP AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 2000


PART I.   FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------
Item 1.   Financial Statements

          Consolidated Balance Sheets
          December 31, 2000 (Unaudited) and September 30, 2000........    F-1

          Consolidated Statements of Operations (Unaudited)
          for the Three Months ended December 31, 2000 and 1999.......    F-3

          Consolidated Statements of Cash Flows (Unaudited) for the
          Three Months ended December 31, 2000 and 1999...............    F-4

          Notes to Financial Statements...............................    F-6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...............

PART II.  OTHER INFORMATION...........................................
          Signatures..................................................

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                             (Unaudited)
                                             December 31,  September 30,
                                                2000           2000
                                              --------       --------
Current Assets:
   Cash and cash equivalents                  $    445       $    596
   Prepaid expenses and other assets             4,207         49,400
                                              --------       --------

        Total Current Assets                     4,652         49,996


Property and Equipment, net                     14,276         22,121

Other Assets:
  Inventory                                    112,246        112,246
  Net assets of discontinued operations         42,645         44,880
                                              --------       --------

        Total Assets                          $173,819       $229,243
                                              ========       ========

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             (Unaudited)
                                                             December 31,      September 30,
                                                                 2000               2000
                                                             -----------        -----------
Current Liabilities:
   Notes payable - related parties                           $    26,712        $    25,934
   Accounts payable                                              446,955            446,955
   Accrued payroll                                               507,600            507,600
   Other liabilities                                              75,945            107,437
                                                             -----------        -----------

        Total Current Liabilities                              1,057,212          1,087,926
                                                             -----------        -----------

Commitments and Contingencies:                                        --                 --

Stockholders' Equity
   Preferred stock, $.001 par value, 10,000,000 shares
     authorized; no shares issued and outstanding                     --                 --
   Common stock, $.001 par value, 25,000,000 shares
     authorized; issued and outstanding 9,490,548 at
     December 31, 2000 (unaudited) and September 30,
     2000, respectively                                            9,490              9,490
   Common stock subscribed                                       100,000            100,000
   Warrants                                                      451,000            451,000
   Additional paid-in capital                                  2,878,337          2,878,337
   Accumulated deficit                                        (4,322,220)        (4,297,510)
                                                             -----------        -----------

        Total Stockholders' Equity                              (883,393)          (858,683)
                                                             -----------        -----------

        Total Liabilities and Stockholders' Equity           $   173,819        $   229,243
                                                             ===========        ===========

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          (Unaudited)
                                                                      Three Months Ended
                                                                         December 31,
                                                                   2000               1999
                                                               -----------        -----------
Revenues                                                       $        --        $     1,123

Cost of Revenues                                                        --             (4,899)
                                                               -----------        -----------

Gross Profit (Loss)                                                     --             (3,776)

General, Administrative and Product Development Expenses           (13,852)          (728,470)

Interest expense                                                      (778)                --
Loss on disposal assets                                             (7,845)                --
                                                               -----------        -----------

Loss from Continuing Operations before Income Taxes                (22,475)          (732,246)

Provision for Income Taxes                                              --                 --
                                                               -----------        -----------

Loss from Continuing Operations                                    (22,475)          (732,246)

Loss from Discontinued Operations                                   (2,235)          (371,462)
                                                               -----------        -----------

Net Loss                                                       $   (24,710)       $(1,103,708)
                                                               ===========        ===========

Basic Loss Per Share:                                          $        --        $        --
                                                               ===========        ===========

Loss from Continuing Operations                                $        --        $     (0.11)

Loss from Discontinued Operations                                       --              (0.06)
                                                               -----------        -----------

Net Loss                                                       $        --        $     (0.17)
                                                               ===========        ===========

Weighted Average Number of Shares Outstanding                    9,490,548          6,404,953
                                                               ===========        ===========

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       (Unaudited)
                                                                    Three Months Ended
                                                                       December 31,
                                                                  2000               1999
                                                              -----------        -----------
Cash flows from operating activities:
  Net loss                                                    $   (24,710)       $(1,103,708)

Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                                      --             27,778
    Impairment of long term asset                                      --            276,745
    Common stock issued for services and inventory                     --            350,000
    Interest added to related party note payable                      778                 --
    Loss on disposal of fixed assets                                7,845                 --
    Net assets of discontinued operations                           2,235              4,519

Changes in operating assets and liabilities:
    Accounts receivable - trade                                        --             19,850
    Prepaid expenses and other assets                              45,193             50,000
    Inventory                                                          --               (603)
    Deferred offering costs                                            --           (176,620)
    Accounts payable                                                   --            228,899
    Accrued payroll                                                    --             44,879
    Other liabilities                                             (31,492)           110,434
                                                              -----------        -----------

      Net cash used by operating activities                          (151)          (167,827)
                                                              -----------        -----------

Cash flows from investing activities:
     Deposit                                                           --           (318,100)
                                                              -----------        -----------

      Net cash used by investing activities                            --           (318,100)
                                                              -----------        -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock and warrants                --            450,000
                                                              -----------        -----------

      Net cash provided by financing activities                        --            450,000
                                                              -----------        -----------

Net decrease in cash and cash equivalents                            (151)           (35,927)

Cash and cash equivalents, beginning of period                        596             36,066
                                                              -----------        -----------

Cash and cash equivalents, end of period                      $       445        $       139
                                                              ===========        ===========

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                       (Unaudited)
                                                    Three Months Ended
                                                       December 31,
                                                    2000         1999
                                                   -----       --------

Non-cash investing and financing acitvities:

  Issuance of 1,000,000 shares of common
  stock for services                               $  --       $350,000
                                                   =====       ========

  Non-cash accrual of interest on a related
  party loan payable                               $ 778       $     --
                                                   =====       ========

                DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     Note 1
                   Summary of Significant Accounting Policies

Basis of Presentation and Interim Financial Statements

The accompanying financial statements of Deerbrook Publishing Group, Inc. (the Company), formerly known as Artup.com Network, Inc. and Biovid Corporation have been prepared in accordance with generally accepted accounting principles
(GAAP), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended December 31, 2000 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10K-SB for the entire fiscal year ended September 30, 2000.

                                     Note 2
                                  Going Concern

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company has experienced significant losses and negative cash flows for the three month period ended December 31, 2000, and for the year ended September 30, 2000, which have resulted in a deficiency in working capital of approximately $1,050,000 (unaudited) and $1,040,000 respectively, and an accumulated deficit of approximately $4,300,000 (unaudited) as of December 31, 2000.

There can be no assurance that the company will be able to continue as a going concern in view of its financial condition. The company's continued existence will depend upon its ability to obtain sufficient additional capital in a timely manner to fund its operations and to further develop its long-term business plan. Any inability to obtain additional financing will have a material adverse effect on the company, including possibly requiring the company to cease its operations.

These factors raise substantial doubt about the ability of the company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES REVENUE

Sales for the three-month period ended December 31, 2000 (the "reporting quarter") were $0, a decrease of $1,123 from the three month period ended December 31, 1999 (the "comparable quarter"). This decrease was primarily due to the Company not conducting any sales activities and management's focus on efforts to raise capital to finance the Internet operations and to expand the Company's business.

OPERATING EXPENSES

The Company's general and administrative expenses decreased from $728,470 in the comparable quarter to $13,852 for the reporting quarter. The decrease was due primarily to the lack of business conducted by the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, the Company's cash and cash equivalents totaled $445. In addition, the Company's net worth and working capital deficit totaled $(883,393) and $(1,052,560), respectively.

The Company currently does not have meaningful cash resources or cash flows from operations to support its business. The future success of the Company's business currently depends upon its ability to raise additional capital or to acquire companies that have a positive cash flow. The Company is currently seeking additional sources of financing, which may include one or more private placements of debt or equity securities, and companies which it can acquire. The Company can provide no assurance that any additional financing will be available on terms that are acceptable to it, if at all. The Company's inability to obtain such financing or acquisitions could result in its inability to continue as a going concern. If such financing is not available in sufficient amounts or on satisfactory terms, the Company also may be unable to expand its business or to develop new customers at the rate desired, and the lack of capital could have a material adverse effect on its business. The Company is also exploring its acquisition by another company in the same or a similar line of business.

The Company has no commitments for material capital expenditures.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         None

     (b) REPORTS ON FORM 8-K

         Not applicable.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


Date: February 20, 2001                 DEERBROOK PUBLISHING GROUP, INC.

                                        By: /s/ Mark L. Eaker
                                            -----------------------------------
                                            Mark L. Eaker, President and
                                            Chief Executive Officer