Form 10QSB
period 2001-03-31
VOLT INC
filed 2001-05-29
CIK 1101137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-28555

VOLT INC.

Incorporated pursuant to the Laws of Nevada

Internal Revenue Service — Employer Identification No. 86-0960464

5009 Indian Gulch Road, Catheys Valley CA 95306

(209) 374-3485

Former name, former address and former fiscal year, if changed since last report
DEERBROOK PUBLISHING GROUP, INC., 12919 S.W. Freeway, Suite 170, Stafford, Texas

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

The number of shares of common stock, $0.001 par value, outstanding as of as of May 21, 2001: 241,401

Transitional Small Business Disclosure Format (check one): Yes NoX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The information required by Item 310(b) of Regulation S-B is attached hereto as Exhibit One.

Item 2. Management's Discussion and Analysis or Plan of Operation.

On April 1, 2001, the Company, spun off its two subsidiary corporations, Interarts Incorporated and Cimarron Studio, Inc., to its shareholders of record as of the close of business on Friday March 30, 2001. On April 6, 2001, a new shareholder acquired 12,799,500 original issue shares of the Company’s common stock, $.001 par value per share which shares constituted approximately 53% of the Company’s issued and outstanding common stock. The new shareholder paid the Company $255,000 for the common stock. On April 6, 2001, the Company changed its name to Volt Inc. On April 6, 2001, the Company acquired new management and moved its executive offices to 5009 Indian Gulch Road, Catheys Valley CA 95306.

New management plans to enter the business of providing alternative energy initially in the California market. Management has identified affordable products that when installed in businesses or homes will provide electricity to those businesses or homes in the event of an interruption of electrical service. The Company has obtained a source of financing for its customers to lease the products and has leased office space in Pleasanton, California. The Company expects to begin marketing these products in June, 2001.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In September of 1999, the Deerbrook Publishing Group, Inc. (“Deerbrook”) leased a computer driven aspect image center (printer for film) used to make separation for printing (the “aspect image center”) and certain other computer equipment from Copelco Capital, Inc. (“Copelco”). All of the equipment was delivered to the Deerbrook’s then printing operation in Phoenix, Arizona, and installed. Shortly thereafter, Deerbrook ceased printing for itself and its customers. The equipment was returned to Copelco. In August of 2000, Copelco brought suit in the United States District Court for the District of Arizona, cause no. CIV ‘00-1620 PHX ROS, to recover its alleged damages $155,398.02 for Deerbrook’s return of the leased equipment plus continuing interest at the rate of one and one-third percent per month and attorneys fees and costs. The Company does not believe that Copelco has mitigated its damages and further believes that Copelco has either sold the equipment or otherwise disposed of the same in a manner which was not commercially reasonable. The Copelco claims will be vigorously defended against. The range of possible loss should not exceed $100,000. The outcome of this litigation is unascertainable at this time

Item 2. Changes in Securities.

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5. Other Information.

NONE

Item 6. Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.

EXHIBIT
NUMBER                  DESCRIPTION OF DOCUMENT
                  ----------------------------------------------------
     1            VOLT INC., FORMERLY KNOWN AS
                  DEERBROOK PUBLISHING GROUP, INC
                  AND SUBSIDIARIES FINANCIAL
                  STATEMENTS

No Forms 8-K were filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLT INC.
(Registrant)

By	/s/Denis C. Tseklenis ______________________________ Denis C. Tseklenis, Sole Director

Dated: May 23, 2001

EXHIBIT ONE

                          VOLT INC., FORMERLY KNOWN AS
                DEERBROOK PUBLISHING GROUP, INC AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                DEERBROOK PUBLISHING GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2001 (UNAUDITED) AND SEPTEMBER 30, 2000

                                                                                    (Unaudited)
                                                                                     March 31,  September 30,
                                                                                         2001       2000
                                                                                     --------   --------
Assets:
Current Assets:
      Cash and cash equivalents ..................................................   $    224   $    596

      Prepaid expenses and other assets ..........................................       --       49,400
                                                                                     --------   --------
                        Total Current Assets
                                                                                          224     49,996

Property and equipment,net .......................................................       --       22,121

Other Assets:
       Inventory .................................................................       --      112,246

       Net Assets of discontinued operations .....................................       --       44,880
                                                                                     --------   --------

                        Total Assets .............................................   $    224   $229,243
                                                                                     ========   ========

                DEERBROOK PUBLISHING GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2001 (UNAUDITED) AND SEPTEMBER 30, 2000

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                (Unaudited)
                                                                                 March 31,   September 30,
                                                                                  2001           2000
                                                                                -----------    -----------
Current Liabilities:
  Notes payable - related party ................................................$    26,712    $    25,934
  Accounts payable .............................................................    442,925        446,955
  Accrued payroll ..............................................................      --           507,600
  Other liabilities ............................................................     75,945        107,437
                                                                                -----------    -----------
                           Total Current Liabilities ...........................    545,582      1,087,926

Commitments and Contingencies ..................................................         --             --

Stockholders' Equity (Deficit):
  Preferred Stock, $.001 par value 10,000,000 shares
     authorized, no shares issued or outstanding as of
     December 31, 2000 .........................................................          --             --
  Common Stock - $.001 par value;
     25,000,000 shares authorized; 11,340,547 and 9,490,548
     issued and outstanding at March 31, 2001(unaudited) and
     September 31, 2000, respectively ..........................................     11,340          9,490
  Common stock subscribed ......................................................       --          100,000
  Warrants .....................................................................    451,000        451,000
  Additional Paid-in Capital ...................................................  3,254,487      2,878,337
  Accumulated deficit .......................................................... (4,262,185)    (4,297,510)
                                                                                 -----------    -----------
                           Total Stockholder's Equity ..........................   (545,358)      (858,683)
                                                                                 -----------    -----------

                           Total Liabilities and Stockholder's Equity ..........$       224    $   229,243
                                                                                ===========    ===========

                DEERBROOK PUBLISHING GROUP, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000 (Unaudited)

                                                                                                Three Months                 Six Months
                                                                                                ------------                ------------

                                                                                              2001             2000            2001            2000
                                                                                           ------------    ------------    ----------  ------------

Revenues ..........................................................................   $       --               --      $       --      $      1,123

Cost of Revenues ..................................................................           --               --              --             4,899
                                                                                           ------------    ------------   ----------    -----------
Gross Profit (Loss) ...............................................................           --               --              --            (3,776)
                                                                                           -------------   ------------   ----------    ------------

General and Administrative Expenses ...............................................        (35,130)        (796,729)        (48,982)     (1,525,199)

Acquisition Costs .................................................................           --           (318,100)           --          (318,100)

Interest expense ..................................................................           --             --               (778)             --

Loss on disposal of assets ........................................................           --             --             (7,845)             --
                                                                                        ------------    ------------       ---------     -----------

Loss from Continuing Operations before
   Income Taxes and Extraordinary Item ............................................        (35,130)      (1,114,829)        (57,605)     (1,847,075)

Income Taxes ......................................................................           --               --              --              --

Loss from Discontinued Operations .................................................           --             (3,515)         (2,235)       (374,977)

Extraordinary Item
                                                                                                                                            262,600
   Forgiveness of Debt ............................................................        262,600                             --              --
                                                                                       ------------    ------------        ---------     -----------

Net Income (Loss) .................................................................        227,470       (1,118,344)        202,760      (2,222,052)

Dividends .........................................................................        167,435           --             167,435         --
                                                                                       ------------    ------------        ---------     -----------

Net Income (Loss) Available to common
  stockholders ....................................................................   $     60,035    $  (1,118,344)   $     35,325    $ (2,222,052)
                                                                                      ============    =============     ============   =============

Basic Earnings Per Share:
Loss from Continuing Operations available to ......................................          (0.02)           (0.12)          (0.02)          (0.20)
  common stockholders
Loss from Discontinued Operations .................................................          (0.00)           (0.00)          (0.00)          (0.04)
Extraordinary Item ................................................................           0.03             0.00            0.03            0.00
                                                                                       ------------     ------------     -----------   -------------
Net Loss available to common stockholders .........................................   $       0.01    $       (0.12)    $      0.01    $      (0.24)
                                                                                        ============    ============    ============   =============
Weighted Average Number of Common
  Shares Outstanding ..............................................................      9,531,207        9,476,304       9,511,104       9,070,875
                                                                                        ============    ============    ============   =============

Diluted Earnings Per Share:
Loss from Continuing Operations available to ......................................          (0.02)          (0.12)           (0.02)          (0.20)
  common stockholders

Loss from Discontinued Operations .................................................           --             (0.00)           (0.00)          (0.04)

Extraordinary Item ................................................................           0.02             --              0.02             --
                                                                                      ------------     ------------      -----------     ----------
Net Loss available to common stockholders .........................................   $       0.00    $      (0.12)    $       0.00    $      (0.24)
                                                                                      ============    ============     =============    ===========

Weighted Average Number of Common and
  Common Share Equivalents ........................................................     10,531,207       9,476,304      10,511,104       9,070,875
                                                                                      ============    ============     =============    ==========

                   DEERBROOK PUBLISHING INC, AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                                   (Unaudited)
                                                                                         For the Six Months Ended
                                                                                     March 31, 2001        March 31, 2000
                                                                                       -----------          -----------

Net Income (Loss) ..............................................................          $ 202,760    $(2,222,052)

Adjustments to reconcile net loss to net
   cash used by operating activities:
      Depreciation .............................................................              1,732         56,594
      Impairment of long-term assset ...........................................               --          276,745
      Common stock issued for acquisition costs and services ...................               --          848,924
      Change in net assets of discontinued operations ..........................            (42,645)        13,387
      Forfeit of deposit .......................................................               --          318,100
      Inventory distributed as dividend ........................................           (112,246)          --
      Loss on disposal of fixed assets .........................................              7,845           --
      Non cash interest expense ................................................                778           --
      Common stock issued for accrued payroll ..................................            245,000           --
      Common stock issued for services and accounts payable ....................             33,000           --
Changes in operating assets and liabilities
   Accounts receivable - trade .................................................               --           20,000
   Prepaid expenses and other current assets ...................................             49,400         49,394
   Inventory ...................................................................            112,246         11,000
   Net assets of discontinued operations .......................................             44,880           --
   Accounts payable ............................................................             (4,030)       205,725
   Accrued payroll .............................................................           (507,600)       129,227
   Other liabilities ...........................................................            (31,492)        57,384
                                                                                         -----------    -----------
            Net cash used by operating activities ..............................               (372)      (235,572)
                                                                                         -----------    -----------

Cash flows from investing activities
   Deposits ....................................................................               --         (318,100)

Cash flows from financing activities
   Proceeds from debt ..........................................................               --           42,171
   Proceeds from issuance of stock and warrants ................................               --          551,000
                                                                                         -----------    -----------
                       Net cash provided by financing activities ...............               --          593,171
                                                                                         -----------    -----------

Net change in cash and cash equivalents ........................................               (372)        39,499
Cash and cash equivalents at beginning of period ...............................                596          3,419
                                                                                         -----------    -----------
Cash and cash equivalents at end of period .....................................         $      224     $   42,918
                                                                                         ===========    ===========

VOLT INC. FORMERLY KNOWN AS
DEERBROOK PUBLISHING GROUP, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

Basis of Presentation and Interim Financial Statements

The accompanying financial statements of Deerbrook Publishing Group, Inc (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the six months ended March 31, 2001 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the entire fiscal year ended September 30, 2001.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the financial position, results of operations, cash flows and changes in stockholders’ equity of Deerbrook Publishing Group, Inc. and Subsidiaries. All material intercompany transactions, accounts and balances have been eliminated.

Effective March 30, 2001 the Company entered into an agreement to spin-off the InterArts, Inc. and Cimmaron, Inc. subsidiaries. All transactions through March 30, 2001 have been included in these financial statements.

NAME CHANGE:

Subsequent to March 31, 2001, the Company changed its name to Volt, Inc.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. SUBSEQUENT EVENTS:

On April 6, 2001, Denis C. Tseklenis acquired 12,799,500 original issue shares of the Company’s common stock, $.001 par value per share, which constitutes approximately 53% of the Company’s issued and outstanding common stock. Mr. Tseklenis paid the Company $255,000 for the common stock.

Effective April 23, 2001, the Registrant effected a 1 for 100 reverse stock split for its common stock, $.001 par value per share.