Form 10QSB
period 2001-06-30
VOLT INC
filed 2001-08-31
CIK 1101137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-28555

VOLT INC.

Incorporated pursuant to the Laws of Nevada

Internal Revenue Service — Employer Identification No. 86-0960464

5009 Indian Gulch Road, Catheys Valley CA 95306

(209) 374-3485

(Former name, former address and former fiscal year, if changed since last report)
DEERBROOK PUBLISHING GROUP, INC., 12919 S.W. Freeway, Suite 170, Stafford, Texas

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,919,442 Common Shares $0.001 par value and 1,000,000 Series One Convertible Preferred Shares as of June 30, 2001

Transitional Small Business Disclosure Format (check one): Yes NoX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The information required by Item 310(b) of Regulation S-B is attached hereto as Exhibit One.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The Company is a power provider and marketer of alternative energy and back - up power systems The Company had no revenues from operations during this quarter. The Company is in the initial stages of implementing its business plan and expects to have revenues from operations beginning in the last quarter of 2001.

In May, 2001, the Company acquired a wind farm facility in the Altamonte Pass east of San Francisco, CA., The wind farm is currently not operating because the company intends to repower the facility with new wind turbines.

The Company plans to expand its existing alternative energy business to include photovoltaics and hydro-electric facilities. The Company is exploring acquisitions in these areas.

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

On May 14, 2001, the Company’s directors authorized the issuance of 1,000,000 shares of Series One Voting Convertible Preferred Stock. The Series One Voting Convertible Preferred Stock has the same voting rights as the Company’s existing common stock, each share the Company’s Series One Voting Convertible Preferred Stock at the option of the holder thereof shall be convertible into one share of the Company’s common stock beginning two years from the date of issuance of each share of the Company’s Series One Voting Convertible Preferred Stock, and upon the dissolution of the Company, and only if the Company’s Series One Voting Convertible Preferred Stock has not been converted to the Company’s common stock, each share of the Company’s Series One Voting Convertible Preferred Stock shall have a preference over common stock with respect to the distribution of the Company’s assets equal to each said share of the Company’s Series One Voting Convertible Preferred Stock’s pro-rata share of the agreed value of the consideration given by the original holder thereof for the issuance of the said preferred stock. On May 15, 2001, the Company issued 1,000,000 shares of its Series One Voting Convertible Preferred Stock.

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5. Other Information.

NONE

Item 6. Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.

EXHIBIT
NUMBER                  DESCRIPTION OF DOCUMENT
                  ----------------------------------------------------
     1            VOLT INC., FORMERLY KNOWN AS
                  DEERBROOK PUBLISHING GROUP, INC
                  AND SUBSIDIARIES FINANCIAL
                  STATEMENTS

A Form 8-K was filed during the quarter for which this report is filed pertaining to the change in control of the Registrant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLT INC.
(Registrant)

By	/s/Denis C. Tseklenis ______________________________ Denis Costa Tseklenis, Sole Director

Dated: August 21, 2001

EXHIBIT ONE

                          VOLT INC., FORMERLY KNOWN AS
                DEERBROOK PUBLISHING GROUP, INC AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                DEERBROOK PUBLISHING GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                JUNE 30, 2001 (UNAUDITED) AND SEPTEMBER 30, 2000

                                     ASSETS

                                                           (Unaudited)
                                                            June 30,   September 30,
                                                              2001       2000
                                                             --------   --------
Assets:
Current Assets:
             Cash and cash equivalents      .............   $    224        596
             Prepaid expenses and other assets     ......       --       49,400
                                                            --------   --------
                        Total Current Assets                     224     49,996

Property and equipment,net ..............................       --       22,121

Other Assets:
             Inventory           ........................       --      112,246
             Net Assets of discontinued operations   ...        --       44,880
                                                            --------   --------

                        Total Assets ....................   $    224   $229,243
                                                            ========   ========

                DEERBROOK PUBLISHING GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                JUNE 30, 2001 (UNAUDITED) AND SEPTEMBER 30, 2000

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                         (Unaudited)
                                                          June 30,    September 30,
                                                             2001        2000
                                                         -----------   ------------
Current Liabilities:
  Notes payable - related party ........................  26,712    $    25,934
  Accounts payable ..................................... 442,925        446,955
  Accrued payroll ......................................    --          507,600
  Other liabilities ....................................  75,945        107,437
                                                        ---------    ----------
                           Total Current Liabilities ... 545,582      1,087,926

Commitments and Contingencies ..........................    --             --

Stockholders' Equity (Deficit):
  Preferred Stock, $.001 par value 10,000,000 shares
    authorized, no shares issued or outstanding as of
    June 30, 2000 ......................................    --             --
  Common Stock - $.001 par value;
    25,000,000 shares authorized; 11,340,547 and 9,490,548
    issued and outstanding at June 30, 2001(unaudited) and
    September 30, 2000, respectively ...................  11,340          9,490
  Common stock subscribed ..............................    --          100,000
  Warrants ............................................. 451,000        451,000
  Additional Paid-in Capital ........................  3,254,487      2,878,337
  Accumulated deficit ............................... (4,262,185)    (4,297,510)
                                                       ---------     ----------
                           Total Stockholders' Equity   (545,358)      (858,683)
                                                       ---------     ----------

           Total Liabilities and Stockholders' Equity $      224    $   229,243
                                                      ===========    ==========

                DEERBROOK PUBLISHING GROUP, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                          Three Months                    Nine Months
                                                    2001             2000            2001            2000
                                                 ------------    ------------    ----------       -----------

Revenues .................................   $       --        $    --      $       --      $      1,123

Cost of Revenues .........................           --             --              --             4,899
                                                  ---------    -----------    -----------     ------------
Gross Profit (Loss) .....................            --             --              --            (3,776)
                                                  ---------    -----------    -----------     ------------

General and Administrative Expenses ......        (35,130)      (796,729)        (48,982)     (1,525,199)

Acquisition Costs ........................           --         (318,100)           --          (318,100)

Interest expense .........................           --            --            (778)            --

Loss on disposal of assets ...............           --            --            (7,845)            --
                                                 ----------    ------------       ---------    -----------

Loss from Continuing Operations before
   Income Taxes and Extraordinary Item ...       (35,130)     (1,114,829)        (57,605)     (1,847,075)

Income Taxes ..............................        --               --              --              --

Loss from Discontinued Operations .........        --             (3,515)         (2,235)       (374,977)

Extraordinary Item

   Forgiveness of Debt ....................      262,600          --                --           262,600                                                                                                           ------------    ------------
                                               ----------     -----------       ---------      -----------

Net Income (Loss) .........................      227,470       (1,118,344)        202,760      (2,222,052)

Dividends .................................      167,435          --              --              167,425
                                              ------------    ------------      ---------      -----------

Net Income (Loss) Available to common
  stockholders ............................  $    60,035    $  (1,118,344)   $     35,325    $ (2,222,052)
                                              ============    ============     ==========     ============

Basic Earnings Per Share:
Loss from Continuing Operations available          (0.02)           (0.12)         (0.02)          (0.20)
  to common stockholders
Loss from Discontinued Operations .........        (0.00)           (0.00)         (0.00)          (0.04)
Extraordinary Item ........................         0.03             0.00           0.03            0.00
                                              ------------     ------------       ----------     ----------
Net Loss available to common stockholders .  $      0.01    $       (0.12)   $      0.01    $      (0.24)
                                              ============     ============       ==========     ==========
Weighted Average Number of Common
  Shares Outstanding .....................     9,531,207        9,476,304      9,511,104       9,070,875
                                             ============     ============    ==========       =========

Diluted Earnings Per Share:
Loss from Continuing Operations available
  to common stockholders ................         (0.02)            (0.12)        (0.02)          (0.20)
  common stockholders

Loss from Discontinued Operations ........          --              (0.00)        (0.00)          (0.04)
                                                                                                                                               0.02
Extraordinary Item .......................         0.02               --            --             --
                                             ------------    ------------      ----------      ---------
Net Loss available to common stockholders    $     0.00    $        (0.12)  $      0.02     $     (0.24)
                                             ============    ============   =============  =============

Weighted Average Number of Common and
  Common Share Equivalents ...............   10,531,207         9,476,304    10,511,104       9,070,875
                                            ============     ============   ===========    =============

                          VOLT INC. Formerly known as
                   DEERBROOK PUBLISHING INC, AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                                        (Unaudited)
                                                                                  For the Nine Months Ended
                                                                               June 30, 2001     June 30, 2000
                                                                              -----------      -----------

Net Income (Loss) ...................................................    $        202,760    $(2,222,052)

Adjustments to reconcile net loss to net cash used by operating activities:
           Depreciation .............................................               1,732         56,594
           Impairment of long-term assset ...........................                --          276,745
           Common stock issued for acquisition costs and services ...                --          848,924
           Change in net assets of discontinued operations ..........             (42,645)        13,387
           Forfeit of deposit .......................................                --          318,100
           Inventory distributed as dividend ........................            (112,246)          --
           Loss on disposal of fixed assets .........................               7,845           --
           Non cash interest expense ................................                 778           --
           Common stock issued for accrued payroll ..................             245,000           --
           Common stock issued for services and accounts payable ....              33,000           --
Changes in operating assets and liabilities
            Accounts receivable - trade .............................                --           20,000
            Prepaid expenses and other current assets ................             49,400         49,394
            Inventory ................................................            112,246         11,000
            Net assets of discontinued operations ....................             44,880           --
            Accounts payable .........................................             (4,030)       205,725
            Accrued payroll ..........................................           (507,600)       129,227
            Other liabilities ........................................            (31,492)        57,384
                                                                                -----------    -----------
            Net cash used by operating activities ....................               (372)      (235,572)
                                                                                -----------    -----------

Cash flows from investing activities
            Deposits ..................................................              --         (318,100)

Cash flows from financing activities
            Proceeds from debt ........................................              --           42,171
            Proceeds from issuance of stock and warrants ..............              --          551,000
                                                                                -----------    -----------
                       Net cash provided by financing activities ......              --          593,171
                                                                                -----------    -----------
Net change in cash and cash equivalents ...............................              (372)        39,499
Cash and cash equivalents at beginning of period ......................               596          3,419
                                                                                -----------    -----------
Cash and cash equivalents at end of period .............................      $       224     $   42,918
                                                                                ===========    ===========

VOLT INC. FORMERLY KNOWN AS
DEERBROOK PUBLISHING GROUP, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001 AND 2000

(UNAUDITED)

SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

Basis of Presentation and Interim Financial Statements

The accompanying financial statements of Deerbrook Publishing Group, Inc (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the nine months ended June 30, 2001 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the entire fiscal year ended September 30, 2001.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the financial position, results of operations, cash flows and changes in stockholders' equity of Deerbrook Publishing Group, Inc. and Subsidiaries. All material intercompany transactions, accounts and balances have been eliminated.

Effective March 30, 2001 the Company entered into an agreement to spin-off the InterArts, Inc. and Cimmaron, Inc. subsidiaries. All transactions through March 30, 2001 have been included in these financial statements.

NAME CHANGE

Subsequent to March 31, 2001, the Company changed its name to Volt, Inc.

Subsequent to March 30, 2001 the Company entered into an agreement to spin-off the InterArts, Inc. and Cimmaron, Inc. subsidiaries. All transactions through March 30, 2001 have been included in these financial statements.

USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS

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

In the third quarter 2001 VOLT, Inc. incorporated two inactive wholly-owned subsidiaries, Sun Volt, Inc. and Sun Electronics, Inc. The other wholly-owned subsidiary Arcadian Renewable Power, Inc. is the corporation that holds the Wind Farm valued (at cost) of $5,700,000.

2. SUBSEQUENT EVENTS

Effective April 23, 2001, the Registrant effected a 1 for 100 reverse stock split for its common stock, $.001 par value per share.