Form 10QSB/A
period 2001-06-30
VOLT INC
filed 2001-09-04
CIK 1101137

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,919,442 Common Shares $0.001 par value and 1,000,000 Series One Convertible Preferred Shares as of June 30, 2001.

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

On May 14, 2001, the Company's directors authorized the issuance of 1,000,000 shares of Series One Voting Convertible Preferred Stock. The Series One Voting Convertible Preferred Stock has the same voting rights as the Company's existing common stock, each share the Company's Series One Voting Convertible Preferred Stock at the option of the holder thereof shall be convertible into one share of the Company's common stock beginning two years from the date of issuance of each share of the Company's Series One Voting Convertible Preferred Stock, and upon the dissolution of the Company, and only if the Company's Series One Voting Convertible Preferred Stock has not been converted to the Company's common stock, each share of the Company's Series One Voting Convertible Preferred Stock shall have a preference over common stock with respect to the distribution of the Compan's assets equal to each said share of the Company's Series One Voting Convertible Preferred Stock's pro-rata share of the agreed value of the consideration given by the original holder thereof for the issuance of the said preferred stock. On May 15, 2001, the Company issued 1,000,000 shares of its Series One Voting Convertible Preferred Stock.

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

Dated: August 31, 2001

EXHIBIT ONE

                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

                                   VOLT, INC.
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
                               INDEX TO FORM 10QSB
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

BALANCE SHEETS JUNE 30, 2001 (UNAUDITED)  AND
SEPTEMBER 2000

STATEMENTS OF OPERATIONS FOR THE NINE AND THREE
MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
JUNE 30, 2001 AND 2000 (UNAUDITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

                                   VOLT, INC.
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                JUNE 30, 2001 (UNAUDITED) AND SEPTEMBER 30, 2000

                                                       ASSETS

                                                (UNAUDITED)
                                                  JUNE 30,        SEPTEMBER 30,
                                                    2001             2000
                                                --------------------------------
CURRENT ASSETS
    Cash and cash equivalents                   $   10,767        $         596
    Prepaid expenses and other assets                8,400               49,400
                                                --------------------------------

                  Total current assets              19,167               49,996

PROPERTY AND EQUIPMENT - Net                     5,740,300               22,121

OTHER ASSETS
    Inventory                                        4,675              112,246
    Net assets of discontinued operation                -                44,880
    Notes receivable                                71,000                  -
                                                 -------------------------------

TOTAL ASSETS                                    $5,835,142        $     229,243
                                                 ===============================

          See accompanying notes to condensed consolidated financial statements.

                                   VOLT, INC.
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                JUNE 30, 2001 (UNAUDITED) AND SEPTEMBER 30, 2000

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                   (UNAUDITED)
                                                    JUNE 30,      SEPTEMBER 30,
                                                     2001             2000
                                            ------------------  ---------------
CURRENT LIABILITIES
    Notes payable                            $       20,000      $      25,934
    Accounts payable                                261,159            446,955
    Accrued payroll                                   6,047            507,600
    Other liabilities                                75,945            107,437
                                            ------------------  ---------------

              Total current liabilities             363,151          1,087,926

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.001 par value, 10,000,000 shares
    authorized, 1,000,000 shares issued and -0-
    outstanding at June 30, 2001 (Unaudited) and
    September 30, 2000, respectively                  1,000             -

    Common stock, $.001 par value 25,000,000 shares
    authorized; 1,791,410 and 9,490,548 issued and
    outstanding at June 30, 2001 (Unaudited) and
    September 30, 2000, respectively                  1,791              9,490

    Common stock subscribed                             -              100,000

    Warrants                                            -              451,000
    Additional paid-in capital                    9,694,844          2,878,337

    Accumulated deficit                          (4,225,644)        (4,297,510)
                                               -------------    ----------------

          Total stockholders' equity (deficit)    5,471,991           (858,683)
                                               -------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIT)                       $  5,835,142       $    229,243
                                               =============    ================

         See accompanying notes to condensed consolidated financial statements.

                                   VOLT, INC.
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                      (UNAUDITED)                   (UNAUDITED)
                                   NINE MONTHS ENDED          THREE MONTHS ENDED
                                        JUNE 30,                     JUNE 30,
                                         2001          2000     2001           2000
                                  -------------------------------------------------

         REVENUE                   $       -    $     1,123    $   -        $    -

         COST OF REVENUE                   -         (4,899)       -             -
                                   -------------------------------------------------

         GROSS PROFIT (LOSS)               -         (3,776)       -             -

         OTHER (EXPENSES)
           General and
            administrative           (124,161)   (1,666,527)   (75,179)    (141,328)
             Acquisition costs            -        (318,100)       -             -
             Interest expense          (5,934)         -        (5,156)          -
             Loss on disposal of
              assets                   (7,845)         -           -             -
                                    ------------------------------------------------

         LOSS FROM CONTINUING OPERATIONS
          BEFORE INCOME TAXES AND
          EXTRAORDINARY ITEM         (137,940)   (1,988,403)   (80,335)    (141,328)

           Income taxes                    -           -           -             -

         LOSS FROM DISCONTINUED
           OPERATIONS                  (2,235)     (374,977)       -             -

         EXTRAORDINARY ITEM
             Forgiveness of debt      379,476         -        116,876           -
                                    -------------------------------------------------

         NET INCOME (LOSS)          $ 239,301   $(2,363,380)  $ 36,541     (141,328)

             Dividends               (167,435)        -            -             -
                                    -------------------------------------------------

         NET INCOME (LOSS) AVAILABLE TO
         COMMON STOCKHOLDERS        $  71,866   $(2,363,380)  $ 36,541    $(141,328)
                                    ==================================================

         BASIC AND DILUTED EARNINGS PER SHARE:
           Loss from continuing
            operations available to
            common stockholders     $   (0.15)  $     (0.21)  $  (0.08)    $  (0.01)
             Loss from discontinued
             operations                   -           (0.04)        -           -
             Extraordinary item          0.40          -          0.12          -
                                     -------------------------------------------------

         NET INCOME (LOSS) AVAILABLE TO
         COMMON STOCKHOLDERS         $   0.25   $     (0.25)  $   0.04     $  (0.01)
                                     =================================================

         WEIGHTED AVERAGE NUMBER OF
         COMMON SHARES OUTSTANDING    952,411     9,276,404    952,411    9,465,548
                                     =================================================

           See accompanying notes to condensed consolidated financial statements.

                                   VOLT, INC.
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                   (UNAUDITED)       (UNAUDITED)
                                                  JUNE 30, 2001    JUNE 30, 2000
                                                 ---------------   -------------

         CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income (loss)                   $     239,301     $ (2,363,380)
                                                 ------- -----------------------

             Adjustments to reconcile net income (loss) to
             net cash used by operating activities:

             Depreciation and amortization               1,732          86,176

             Loss on disposal of assets                  7,845              -

             Impairment of long-term asset                 -           276,745

             Inventory distributed as dividend        (112,246)             -
             Common stock issued for acquisition
               costs, services, payables and
               accrued payroll                         278,000         848,924

             Non cash interest expense                   5,934              -
             Change in net assets of discontinued
               operations                              (42,645)         13,387

             Expenses paid by related party                -            31,626

             Forfeit of deposit                            -           318,100

             Debt forgiveness                         (116,876)             -

             Discontinued operations                    44,880              -

             Changes in assets and liabilities:

             Accounts receivable - Trade                   -            20,000
             Prepaid expenses and other                  41,000         49,394
             Inventory                                  107,571         11,000
             Accounts payable                           (68,694)       214,645
             Accrued payroll                           (513,647)       172,601
             Other liabilities                          (31,492)        15,216
                                                   --------------   -----------
                       Total adjustments               (398,638)     2,057,814
                                                   --------------   -----------

             Net cash used by operating activities     (159,337)      (305,566)
                                                   --------------   -----------

         CASH FLOWS FROM INVESTING ACTIVITIES:

             Purchases of property and equipment        (40,300)           -

             Deposit                                        -         (318,100)
                                                   --------------   -----------

             Net cash used by investing activities      (40,300)      (318,100)
                                                   --------------   -----------

         See accompanying notes to condensed consolidated financial statements.

                                   VOLT, INC.
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                      (UNAUDITED)  (UNAUDITED)
                                                    JUNE 30, 2001  JUNE 30, 2000
                                                    -------------  ------------

         CASH FLOWS FROM FINANCING ACTIVITIES:

             Stockholders advance                       (71,000)           -

             Proceeds of debt                               -            42,171
             Proceeds from issuance of common stock     280,808         551,000
                                                    -------------  ------------

         Net cash provided by financing activities      209,808         593,171
                                                    -------------  ------------

         NET CHANGE IN CASH AND CASH EQUIVALENTS         10,171         (30,495)

         CASH AND CASH EQUIVALENTS AT
           BEGINNING OF PERIOD                              596          36,066
                                                    -------------  -------------

         CASH AND CASH EQUIVALENTS AT
           END OF PERIOD                            $    10,767    $      5,571
                                                    =============  =============

         NON CASH INVESTING AND FINANCING ACTIVITIES
             Common stock issued for acquisition
               costs and services                   $   278,000    $    848,924
                                                    =============  =============

             Capital contribution Wind Farm
                equipment                           $ 5,700,000    $      -
                                                     ============  =============

             Interest expense                       $     5,934     $     -
                                                     ============  =============

          See accompanying notes to condensed consolidated financial statements.

VOLT INC. FORMERLY KNOWN AS
DEERBROOK PUBLISHING GROUP, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001 AND 2000

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the nine months June 30, 2001 may not be indicative of the results for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained herein.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

Effective March 30, 2001, the Company entered into an agreement to spin-off the Inter Arts, Inc. and Cimmaron, Inc. subsidiaries.

Subsequent to March 30, 2001, the Company changed its name to VOLT, Inc.

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

VOLT INC. FORMERLY KNOWN AS
DEERBROOK PUBLISHING GROUP, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001 AND 2000

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

The Company maintains cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

                  Office Equipment                            3 to 5 years
                  Improvements                                40 years

There is no depreciation computed for the third quarter since the newly acquired assets were not put into service in the period ended June 30, 2001.

Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

2. STOCKHOLDERS' EQUITY

On April 6, 2001, Denis C. Tseklenis acquired 12,799,500 original issue shares of the Company's common stock, $.001 par value per share, which constitutes approximately 53% of the Company's issued and outstanding common stock. Mr. Tseklenis paid the Company $255,000 for the common stock.

Effective April 23, 2001, the Registrant effected a 1 for 100 reverse stock split for its common stock, $.001 par value per share.