Form 10KSB
period 2001-09-30
VOLT INC
filed 2002-01-16
CIK 1101137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended September 30, 2001

or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-28555

                                    VOLT INC.
                 (Name of small business issuer in its charter)



            Nevada                              86-0960464
(State or Other Jurisdiction of             (I.R.S. Employer
Incorporation or Organization)                     Identification No.)

P.O. Box 116, Catheys Gulch, CA                         95306
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number (209) 374-34855

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified dated within the past 60 days. As of January 14, 2002, 1,919,422 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $470,722.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. [ ] Yes   [ ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,919,422

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


                                       ii
                                                     VOLT INC.
                                                      10-KSB

                                                     TABLE OF
                                                     CONTENTS

                                                                            Page
PART I
ITEM 1. DESCRIPTION OF BUSINESS .................................              1
             Business of the Issuer...............................             1
             Employees ....................................................    1
             The Company files Reports with the Securities and Exchange
             Commission ...................................................    1
ITEM 2. DESCRIPTION OF PROPERTY ...........................................    2
ITEM 3. LEGAL PROCEEDINGS  ................................................    2
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  ..............    2

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS ...........................................................    2
             Common Stock Listing on Nasdaq ...............................    3
             Dividends ....................................................    4
             General  .....................................................    4
             Common Stock .................................................    4
             Preferred Stock ..............................................    4
             Issuances of Stock, Options and Warrants .....................    5
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  ........    5
          Overview ........................................................    5
ITEM 7. FINANCIAL STATEMENTS ..............................................    5
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        FINANCIAL DISCLOSURE ..............................................    5

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .................    6
          Directors, Officers and Key Employees ...........................    6
          Compliance with Section 16(a) of the Exchange Act ...............    6
ITEM 10.EXECUTIVE COMPENSATION ............................................    6
          Compensation of Executive Officers ..............................    6
          1999 Incentive Stock Plan .......................................    7
          Directors' Compensation .........................................    8
          Employment Agreements ...........................................    8
ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ....    8
ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ....................    9
ITEM 13.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ...    9


PART IV

     ITEM 1. INDEX TO EXHIBITS ............................................   10
     ITEM 2. DESCRIPTION OF EXHIBITS ......................................   10

SIGNATURES ................................................................   10

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS OF THE ISSUER

VOLT INC. went public in April 2001 to capitalize on the opportunities available in the expanding energy market. The company specializes in the alternative energy segment of the industry, which it believes will offer the best growth and profit potential over the next 10 years. Given the shortage of electricity in the USA, South America, and other parts of the world, demand for power coupled with concern about protecting the environment, curbing pollution, and global warming, technological advances in wind, turbine and solar technology make alternative energy economically competitive with traditional power sources such as oil, coal, and natural gas. VOLT INC. is positioning itself to be a dominant player in the niche alternative energy market through strategic acquisition of key assets and technologies, and innovative use of proven products. To date VOLT has acquired two businesses and one product line, and has agreements pending to acquire additional energy related assets.

EMPLOYEES

As of September 30, 2001, the Company had 2 part-time employees. The Company intends to hire additional employees as and when it obtains sufficient financing to expand its operations. The Company does not currently employ an experienced sales and marketing team, other than its senior management. Establishing the Company's sales and marketing team will involve a number of risks. The Company anticipates that its future growth in its operations will place a significant strain on its management systems and resources. The Company will be required to increase staffing and other expenses as well as make expenditures on capital equipment to attempt to meet the anticipated demand of its customers.


THE COMPANY FILES REPORTS WITH THE SECURITIES AND EXCHANGE COMMISSION

The Company has filed a Form 10SB12G, and amendments thereto, with the Securities and Exchange Commission ("SEC") which became effective in fiscal year 2000 and has filed all reports on 10-QSB required to date. The Company expects to timely file all reports subsequent to the filing of this report.

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC's Internet site's address is http://www.sec.gov. The Company's Internet address is http://www.sunvolt.com.

                                        1
ITEM 2.  DESCRIPTION OF PROPERTIES.

EXECUTIVE OFFICES


The Company currently maintains its principal executive offices at 5009 Indian Gulch Road, Catheys Gulch, CA 95306 , and its telephone number is
(209) 374-3485.

ITEM 3.  LEGAL PROCEEDINGS.

At September 30, 2000, Inter Arts, Inc. was involved in litigation with Copelco Capital, Inc. ("Copelco") the lessor of silk screens. Copelco brought suit against the company to recover its damages for the return of the leased equipment. Inter Arts filed a motion to dismiss presenting defenses of improper value and insufficiency of service of process and alternatively for change of venue. In April, 2001 upon the recapitalization by Volt, Inc., the subsidiary, Inter Arts was not part of the transaction. Management, with the advice of legal counsel, has written off the liability.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     Not applicable.


                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK  LISTING ON NASDAQ

The Company's common stock is listed on the Nasdaq OTC Bulletin Board under the symbol "VOLT". The following table sets forth the quarterly high and low closing bid prices of the Company's common stock for the periods indicated.

                                               HIGH          LOW
                                            ------        ------


     2000:
          First Quarter............         $ 0.55        $ 0.19
          Second Quarter...........           0.40          0.06
          Third Quarter ............          0.125         0.025
          Fourth Quarter...........           0.07         0.005

     2001:
               Deerbrook:
               First Quarter.........         0.07          .005
               Second Quartet.........         .08          .01
               VOLT:
               Third Quarter . . . . . .     10.25          .015
               Fourth Quarter . . . . .       9.00          2.50



As of September 30, 2001, there were 35 holders of record of the Company's common stock. The closing bid price of the Company's common stock on the NASDAQ Bulletin Board on September 30, 2001 was $2.50 per share.

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

GENERAL

The Company's authorized capital stock currently consists of 25,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of serial preferred stock, par value $.001 per share. As of September 30, 2001, there were 1,694,422 shares of common stock issued and outstanding and no shares of serial preferred stock are issued and outstanding.

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

There are 1,000,000 shares of preferred stock outstanding. The Company has plans to issue preferred stock in the acquisition of Photovoltaics technology and patents when and if the transaction is concluded.


ISSUANCES OF STOCK, OPTIONS AND WARRANTS

With respect to sales and issuances of the Company's stock and a description of warrants and options issued in fiscal 2001, see Note 9 to the Financial Statements With respect to sales and issuances of the Company's stock in years prior to September 30, 2000, please refer to and see the applicable portions of previous filings with the SEC, which by this reference are incorporated herein for this specific purpose, including without limitation the Form 10SB12G filed in the year 2000.

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



ITEM 7. FINANCIAL STATEMENTS.

The financial statements are set forth on pages F-1 through F-20 hereto and are incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

         No response required.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, OFFICERS AND KEY EMPLOYEES

The following table sets forth certain information regarding the Company's directors, executive officers, and certain key employees:



NAME                  AGE    POSITION
----                  ---    --------
Denis C. Tseklenis     51    Chairman of the Board, President,
                                 and Chief Executive Officer


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

(The following people are directors, officers, beneficial owners of 10% or more registered securities under section 12 of the Exchange Act or any other person subject to section 16 of the Exchange Act that failed to file on a timely basis Forms 3, 4 and/or 5 as required under section 16(a) of the Exchange Act):

Denis C. Tseklenis

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

                        SHARES BENEFICIALLY OWNED (1)(2)

NAME AND ADDRESS OF BENEFICIAL OWNER       NUMBER          PERCENT
DIRECTORS AND EXECUTIVE OFFICERS
Denis C. Tseklenis ...................
All directors and officers
 as a group (four persons) ......


-----------

(1) Except as indicated, and subject to community property laws when applicable,the persons named in the table have sole voting and investing power with respect to all shares of common stock shown as beneficially owned by them.

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS:

The Financial Statements required by this Part F/S are set forth in pages F-1 through F-20 of this Report. No supplementary financial information is required.


(b) Reports on Form 8-K

    Forms 8-K were filed during the year ended September 30, 2001 regarding change in control and change in accountants.

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




Date: January 15, 2002            VOLT INC.



                                  By: /s/ Denis C. Tseklenis
                                  ------------------------------
                                  Denis C. Tseklenis, President and
                                  Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: January 15, 2002             By: /s/ Denis C. Tseklenis
                                   -----------------------------
                                   Denis C. Tseklenis, Director

                           VOLT, INC. AND SUBSIDIARIES
                   (FORMERLY DEERBROOK PUBLISHING GROUP, INC.
                                AND SUBSIDIARIES)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000








                                                                                          PAGE(S)
INDEPENDENT AUDITORS' REPORT                                                                F1-2


CONSOLIDATED FINANCIAL STATEMENTS:


BALANCE SHEETS AS OF SEPTEMBER 30, 2001 AUDITED
AND 2000 (UNAUDITED)                                                                        F3-4

STATEMENTS OF OPERATIONS FOR THE YEARS  ENDED
SEPTEMBER 30, 2001 AUDITED AND 2000 (UNAUDITED)                                               F5

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DEFICIT) FOR THE YEARS ENDED SEPTEMBER 30, 2001
AUDITED AND 2000 (UNAUDITED)                                                                F6-7

STATEMENTS OF CASH FLOWS FOR YEARS ENDED
SEPTEMBER 30, 2001 AUDITED AND 2000 (UNAUDITED)                                             F8-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                 F10-20















                          INDEPENDENT AUDITORS' REPORT




To the Stockholders of
Volt, Inc. and Subsidiaries
(Formerly Deerbrook Publishing Group, Inc. and Subsidiaries)
Cathey's Valley, California

We have audited the accompanying consolidated balance sheet of Volt, Inc. and Subsidiaries (the "Company") as of September 30, 2001 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volt, Inc. and Subsidiaries as of September 30, 2001, and the consolidated results of its statements of operations, changes in stockholders' equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.







                                       F-1








The accompanying consolidated (unaudited) balance sheet of Deerbrook Publishing Group, Inc. and Subsidiaries as of September 30, 2000, and the related consolidated statements of operations, (unaudited) changes in stockholders' equity (deficit) (unaudited) and cash flows (unaudited) for the year then ended are submitted by management. Semple & Cooper, L.L.P. the companies prior auditors, purports that they are not independent with respect to their prior issued September 30, 2000 audited consolidated financial statements dated January 3, 2001. The unaudited numbers are reflected for comparative purposes only. (See Note 14.)

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey

January 14, 2002






                                       F-2

                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000


                                     ASSETS

                                                                     (UNAUDITED)
                                                        2001              2000
                                                        ----             ----

CURRENT ASSETS
        Cash and cash equivalents                       85.792             593
        Prepaid expenses and other assets                2.800          49,400
                                                         -----          ------
        Total Current Assets                            88,592          49,996

PROPERTY AND EQUIPMENT - Net                         5,724,399          22,121

OTHER ASSETS
        Inventory                                            -         112,246
        Net assets of discontinued operations                -          44,880
        Note receivable                                 71,000               -
                                                        ------          ------
TOTAL ASSETS                                        $5,883,991        $229,243
                                                    ==========        ========

 The accompanying notes are an integral part of the consolidated financial statements.
                                       F-3




                          VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000


 ASSETS

                                                                     (UNAUDITED)
                                                        2001              2000
                                                        ----             ----

CURRENT LIABILITIES
        Notes payable                                        -          25,934
        Accounts payable                                43,500         446,955
        Accrued payroll                                      -         507,600
        Other liabilites                                     -         107,437
                                                         -----          ------
        Total Current Liabilities                       43,500       1,087,926

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
        Series One voting Convertible Preferred Stock.
        $.001 par value, 10,000,000 shares authorized,
        at September 30, 2001 and 2000 1,000,000
        shares and -0- shares issued and outstanding
        at September 30, 2001 and September 30, 2000,
        respectively                                     1,000               -

        Common stock, $.001 par value 2,500,000 shares
        and 25,000,000 shares authorized at September
        30, 2001 and 2000, respectively; abd 1,694,422
        and 9,490,548 issued and outstanding at
        September 30,2001 and September 30, 2000,
        respectively                                      1,694           9,490

        Common stock subscribed                              -          100,000
        Warrants                                             -          451,000
        Additional paid-in capital                   9,780,844        2,878,337
        Accumulated deficit                         (3,943,047)      (4,297,510)
                                                    ----------       ----------

        Total stockholders' equity (deficit)         5,840,491         (858,683)
                                                        ------          ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)                                           $5,883,991         $229,243
                                                    ==========         ========









 The accompanying notes are an integral part of the consolidated financial statements.
                                       F-4



                          VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                     (UNAUDITED)
                                                        2001              2000
                                                        ----             ----

REVENUE                                                 $    -          $ 1,123

COST OF REVENUE                                              -           11,831
                                                       -------         --------

GROSS PROFIT (LOSS)                                          -          (10,708)

OPERATING EXPENSES
        General and administrative                     189,730        1,692,057
        Acquisition costs                                    -          318,100
        Impairment of intangible asset                       -          113,442
        Loss on disposal of assets                           -           78,751
                                                       -------        ---------
                Total operating expenses               189,730        2,202,350
                                                       -------        ---------

OPERATING LOSS                                       (189,730)       (2,213,058)

OTHER INCOME - Reversal of debt and payables          711,628                 -
                                                      -------        ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES AND DISCONTINUED
OPERATIONS                                            528,898        (2,213,058)

        Income taxes                                        -                 -
        Loss from discontinued operations                   -          (374,139)
                                                      -------          --------

NET INCOME (LOSS) AVAILABLE TO
COMMON STOCKHOLDERS                                  $521,898       $(2,587,197)
                                                     ========        ==========

BASIC AND DILUTED EARNINGS PER SHARE:
        Income (Loss) from continuing operations
        available to common stockholders             $   0.58        $    (0.24)
        Loss from discontinued operations                   -             (0.04)
                                                     --------             -----

NET INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS                                         $   0.58        $    (0.28)
                                                     ========        ==========

WEIGHTED NUMBER OF COMMON SHARES OUTSTANDING          897,704         9,386,477
                                                      =======         =========









 The accompanying notes are an integral part of the consolidated financial statements.
                                       F-5



                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                  Additional
                          Preferred Stock        Common Stock      Paid-In
                         Shares     Amount    Shares    Amount     Capital
                         ------     ------    ------    ------     -------

Balance September 30,
1999 (Unaudited)               -    $     -    9,968,224  $ 9,968  $ 2,028,935

Return of Common Stock                        (2,345,000)  (2,345)       2,345

Issuance of common stock
in relation to employment
agreement                      -          -    1,000,000    1,000      349,000

Issuance of common stock for
acquisition costs              -          -      266,000      266       92,834

Sale of 800,000 common
stock warrants                 -          -            -        -            -

Issuance of common stock
for services                   -          -      601,324      604      405,223

Subscription for 200,000
shares of common stock         -          -            -        -            -

Net loss                       -          -            -        -            -
                          --------     -------   --------   -------   ---------
Balance, September 30,
2000 (Unaudited)               -          -    9,490,548    9,490    2,878,337

Issuance of common stock
for accrued payroll            -          -    1,350,000    1,350      243,650

Issuance of common stock
for accounts payable and
services                       -          -      500,000      500       32,500

Reverse stock split            -          -  (11,227,121) (11,227)      11,227

Cancellation of warrants
and subscriptions              *          -            -        -            -

Issuance of preferred
stock for Wind Farm       1,000,000   1,000            -        -    5,699,000

Issuance of common stock
for acquisition                 -         -      127,995      128      254,872

Issuance of common stock        -         -    1,678,000    1,678      661,258

Caancelled shares               -         -     (225,000)    (225)           -

Dividends paid`                 -         -            -        -            -

Net Income                      -         -            -        -            -
                          --------  ---------   ---------   -------   ---------

Balance, September 30,
2001                      1,000,000   1,000   1,694,422     1,694    9,780,844

















The accompanying notes are an integral part of the consolidated financial statements.

                                       F-6


                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - Continued
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                   Common
                                                   Stock      Accumulated
                                      Warrants   Subscribed     Deficit     Total
                                         ------    ------       ------     -------

Balance September 30,
1999 (Unaudited)                      $     -    $        -   (1,710,313) $  328,590

Return of Common Stock                      -             -            -           -

Issuance of common stock
in relation to employment
agreement                                   -             -             -    350,000

Issuance of common stock for
acquisition costs                           -             -             -          -

Sale of 800,000 common
stock warrants                           451,000          -             -    451,000

Issuance of common stock
for services                                 -            -             -    405,824

Subscription for 200,000
shares of common stock                       -       100,000            -    100,000

Net loss                                     -            -   (2,587,197) (2,587,197)
                                        --------     -------   --------    ---------
Balance, September 30,
2000 (Unaudited)                         451,000     100,000  (4,297,510) (  858,683)

Issuance of common stock
for accrued payroll                          -            -            -     245,000

Issuance of common stock
for accounts payable and
services                                     -            -            -      33,000

Reverse stock split                          -            -            -           -

Cancellation of warrants
and subscriptions                       (451,000)    (100,000)         -    (451,000)

Issuance of preferred
stock for Wind Farm                            -          -            -   5,700,000

Issuance of common stock
for acquisition                                -          -            -     255,000

Issuance of common stock                       -          -            -     662,936

Caancelled shares                              -          -            -        (225)

Dividends paid`                                -          -     (167,435)   (167,435)

Net Income                                     -          -      521,898     521,898
                                        --------   ---------    ---------   --------
Balance, September 30,
2001                                           -          -   (3,943,047)  5,840,491
                                        ========   =========  ===========  =========











 The accompanying notes are an integral part of the consolidated financial statements.

                                       F-7




                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                     (UNAUDITED)
                                                        2001              2000
                                                        ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                    $ 521,898     $ (2,587,197)

Adjustments to reconcile net income (loss)
to net cash used in operating activities:
        Depreciation                                     3,077           86,177
        Loss on disposal of assets                      22,121           78,751
        Impairment of long-term assets                       -          390,187
        Common stock issued for inventory,
        acquisition costs, services, payables
        and accrued payroll                            278,000          848,924
        Change in net assets of discontinued
        operaitons                                           -           13,387
        Forfeit of deposit                                   -          318,100
        Reversal of debt and payables                 (711,628)               -
        Discontinued operations                         44,880                -

Changes in assets and liabilities:
        Accounts receivable - trade                          -           20,000
        Prepaid expenses and other                      46,600           94,400
        Inventory                                            -           47,993
        Accounts payable                              (206,123)          90,801
        Accrued payroll                               (245,000)         280,201
        Other liabilities                             (107,437)          53,972
                                                      --------           ------
                Total adjustments                     (875,510)       2,322,893
                                                      --------        ---------
             Net cash used in operating activities    (353,612)        (264,304)
                                                      --------         --------

CASH FLOWS FROM INVESTIMMG ACTIVITIES
        Purchases of property and equipment            (27,476)               -
        Deposit                                              -         (318,100)
                                                      ---------        --------
           Net cash used in investing activities       (27,476)        (318,100)







 The accompanying notes are an integral part of the consolidated financial statements.
                                       F-8



                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                     (UNAUDITED)
                                                        2001              2000
                                                        ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from notes payable                   $ 225,762       $      -
        Notes receivable                                (71,000)             -
        Net repayment of related party payables               -          (4,066)
        Proceeds from issuance of common stock
        and warrants                                    366,711         551,000
        Dividends paid                                  (55,189)              -
                                                       ---------        -------

        Net cash provided from financing activities     466,284         546,934
                                                        -------         -------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                              86,196         (35,470)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR               596          39,066
                                                            ---          ------
CASH AND CASH EQUIVALENTS - END OF YEAR                $ 85,792         $   596
                                                       ========         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
        Cash paid during the year for interst          $      -         $ 2,053
                                                       =======          =======

SUPPLEMENTAL DISCLOSURE OF NONCASH
INFORMATION                                            $278,000        $848,924
                                                       ========        ========


The accompanying notes are an integral part of the consolidated financial statements.
                                       F-9




                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

Volt, Inc., formerly Deerbrook Publishing Group, Inc. and Subsidiaries is a power provider and marketer of alternative energy and back-up power systems. The Company is in the initial stages of implementing its business plan.

Deerbrook Publishing Group, Inc. was a distributor of fine arts. Effective March 31, 2001, Deerbrook Publishing Group, Inc. entered into an agreement to spin off its subsidiaries; Inter Arts, Inc. and Cimmaron Studios, Inc. In December, 1999, Deerbrook Publishing Group, Inc. closed its printing and publishing operation. Their operating losses for September 30, 2000 of $374,139 (including impairment of goodwill for $276,745) is included in loss from discontinued operations. On April 23, 2001, the Company effected a 1 for 100 reverse stock split for its $.001 par value common stock. Upon this spin off, the name was officially changed to Volt, Inc. when on April 25, 2001, Denis
C. Tseklenis acquired 127,995 shares of the company's common stock, $.001 par value per share, which constituted approximately 53% of the company's issued and outstanding common stock for $255,000.

In the Company's fiscal third quarter, two inactive wholly-owned subsidiaries, Sun Volt, Inc. and Sun Electronics, Inc. were incorporated. The other wholly-owned subsidiary is Arcadian Renewable Power, Inc. This subsidiary is the corporation that holds the Altamont Wind Farm in the Altamont Pass in Livermore, California.


NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated balance sheet for September 30, 2001 and statements of operations, changes in stockholders' equity and cash flows for the year then ended includes Volt, Inc. and its wholly-owned subsidiaries, Sun Volt, Inc., Sun Electronics, Inc. and Arcadian Renewable Power, Inc.

The unaudited consolidated balance sheet for September 30, 2000, and unaudited statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended include Deerbrook Publishing Group, Inc., and its wholly-owned subsidiaries, Signature Editions, Inc., Inter Arts, Incorporated, and Cimmaron Studios, Inc. (See Note 14.)

Intercompany transactions and balances have been eliminated in consolidation.

                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2001 AND 2000



NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                  Furniture and fixtures                                7 years
                  Office and computer equipment                         5 years
                  Wind Farm                                            40 years

                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2001 AND 2000



NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Deerbrook Publishing Group, Inc. recognized revenues from sales at the time of shipment.

Volt, Inc. had no revenues for the year ended September 30, 2001.

Advertising

Advertising costs are typically expensed as incurred. Advertising expense was approximately $830 and $66,000 for the years ending September 30, 2001 and 2000, respectively.

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, loans receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value, because, in general, the interest on the underlying instruments fluctuates with market rates.

Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the omputation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2001 AND 2000



NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                                          (UNAUDITED)
                                                                  September 30,         September 30,
                                                                        2001                2000

                  Net income (loss)                                   $521,898              ($2,587,197)

                  Weighted- average common shares
                  Outstanding (Basic)                                  897,704                9,386,477

                  Weighted-average common stock Equivalents:
                           Stock options                                     -                        -
                           Warrants                                          -                        -

                  Weighted-average common shares
                  Outstanding (Diluted)                                897,704                 9,386,477


Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for September 30, 2000 because inclusion would have been antidilutive.

Discontinued Operations

During December, 1999, the Company closed its printing and publishing operations in Phoenix, Arizona. In conjunction with this closure, the Company's wholly-owned subsidiary, Cimmaron Studio, Inc. (a Nevada corporation) ceased operations.

The loss for the year ended September 30, 2000 was $374,139 which includes an impairment of goodwill in the amount of $276,745.

                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2001 AND 2000



NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

At September 30, 1999, goodwill represents the excess of the purchase price over the fair value of Inter Arts Incorporated's and Cimmaron Studio, Inc.'s net assets acquired. Goodwill is being amortized ratably over 15-20 years. The carrying value of goodwill will be reviewed periodically by the Company and impairments, if any, will be recognized when expected future operating cash flows derived from goodwill are less than its carrying value. During the year ended September 30, 2000, the Company recorded an impairment of the goodwill in the amount of $113,442. In addition, during the year ended September 30, 2000, the Company recorded an impairment of goodwill in the amount of $276,745 which was included in the loss from discontinued operations.

Reclassifications

Certain amounts for the years ended September 30, 2000 have been reclassified to conform with the presentation of the September 30, 2001 amounts. The reclassifications have no effect on net income for the year ended September 30, 2000.

NOTE 3-  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2001 and 2000:

                                                                                         (UNAUDITED)
                                                                           2001              2000

                  Wind Farm                                            $5,700,000         $        -
                  Furniture and fixtures                                    3,000              5,090
                  Computer and office equipment                            24,476             22,398
                                                                        5,727,476             27,488
                  Less:  accumulated depreciation                           3,077              5,367
                                                                            -----              -----
                  Net book value                                       $5,724,399         $   22,121

The $22,121 of property and equipment at September 30, 2000 was disposed of in 2001. Depreciation expense for the years ended September 30, 2001 and 2000 was $3,077 and $86,177, respectively. There is no depreciation recognized on the Wind Farm in 2001 as it is non operational until placed in service.

                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2001 AND 2000



NOTE 4-  OBLIGATION UNDER CAPITAL LEASE

During the year ended September 30, 2000, the Company defaulted on a capital loan for computer equipment with an approximate value of $112,000 expiring in 2004. As a result, the equipment was returned to the lessor and the liability for the outstanding lease payments were included in accounts payable at September 30, 2000.

NOTE 5-  RELATED PARTY TRANSACTIONS

Notes Payable - Related Parties:

At September 30, 2000, notes payable - related parties consist of 12% interest demand notes with a balance of $25,934.

Accounts Payable - Related Parties:

At September 30, 2000, the Company had accounts payable to related parties of $107,437.

Other:

During the year ended September 30, 2000, the Company executed a letter of intent with Mark Eaker to acquire 80% of the outstanding stock of Gregory Editions, Inc. a publisher and distributor of fine art reproductions. The Company paid Mr. Eaker a non-refundable deposit of $225,000 in cash and 266,000 shares of common stock in connection with the letter of intent. Because the Company was unable to fulfill its obligations in order to consummate the transaction, the letter of intent expired and Mr. Eaker retained the non-refundable deposit.

                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2001 AND 2000



NOTE 6-  NOTES RECEIVABLE

The Company, at September 30, 2001, has notes receivable outstanding of $71,000. There is no interest due the Company on these loans, and the amounts due at September 30, 2001, are deemed by management to have no specific repayment terms.

NOTE 7-  REVERSAL OF DEBT AND PAYABLES

The Company has recognized $711,628 of reversals of debt and payables. This amount is reflected in the consolidated statements of operations. Of this amount $251,696 represents loans payable, $197,332 represents accounts payable and $262,600 represents accrued payroll.

NOTE 8-  COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement in April, 2001 in Pleasanton, California. The Company pays $2,800 per month for rent. This lease was terminated by the Company in October, 2001, and all operations now run through the Cathey's Valley, California location.

In the year ended September 30, 2000, the Company terminated rental commitments in Phoenix, Arizona.

NOTE 9-  STOCKHOLDERS' EQUITY

Common and Preferred Stock

Effective April 23, 2001, the Registrant effected a 1 for 100 reverse stock split for its common stock, $.001 par value per share.

On April 25, 2001, Denis C. Tseklenis acquired 127,995 original issue shares of the Company's common stock, $.001 par value per share, which constituted approximately 53% of the Company's issued and outstanding common stock. Mr. Tseklenis paid the Company $255,000 for the common stock.

The Company also issued 1,000,000 shares of preferred stock to Denis C. Tseklenis in consideration for the Wind Farm.

                           VOLT, INC. AND SUBSIDIAIRES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2001 AND 2000



NOTE 9-  STOCKHOLDERS' EQUITY (CONTINUED)

Common and Preferred Stock

During the year ended September 30, 2001, in addition to the initial acquisition by Denis C. Tseklenis, the Company issued 1,678,000 shares and cancelled 225,000 of common stock for $366,711.

Prior to the initial acquisition by Denis C. Tseklenis, the Company had issued 1,850,000 shares of common stock for accrued payroll, accounts payable and services.

In December, 1999 upon merging with Deerbrook Publishing Group, Inc. (A Nevada Corporation) the Company had authorized 25,000,000 shares of common stock with a par value of $.001 in addition to 10,000,000 shares of preferred stock with par value of $.001. Prior to the merger, the Company had authorized 50,000,000 shares of common stock with a par value of $.001 and no preferred stock authorized.

On November 12, 1999, three (3) stockholders agreed to return an aggregate of 2,345,000 shares of common stock, of which 1,000,000 shares are to be issued to an officer of the Company. In addition, the Company authorized 266,000 shares of restricted common stock to be issued to that officer.

During the year ended September 30, 2000, the Company issued common stock as follows:

           250,000 shares of common stock to a director for
              services
           291,324 shares of common stock for services rendered in developing and hosting the Company's web site
           60,000 shares of common stock as compensation for legal services 1,000,000 shares of common stock under an employment agreement 266,000 shares of common stock in relation to a letter of intent

In March, 2000, the Company sold 200,000 shares of common stock to an accredited investor for a total purchase price of $100,000.

                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2001 AND 2000



NOTE 9-  STOCKHOLDERS' EQUITY (CONTINUED)

Options and Warrants

In November, 1999, the Company sold 600,000 warrants at a price of $0.75 per warrant, pursuant to Rule 505 of Regulation D under the Securities Act. The warrants are exercisable on a basis of one warrant for one share of common stock, with an exercise price of $.01 per share. The warrants provide that for each 100,000 warrants issued, the warrant holder will be entitled to receive an additional 50,000 warrants at no additional cost if the common stock is trading for less than $10.00 per share but more than $5.00 per share on October 26, 2000. The warrants also provide that for each 100,000 warrants issued, the warrant holder will be entitled to receive an additional 100,000 warrants at no additional cost if the common stock is trading for $5.00 or less per share on October 26, 2000.

In January, 2000, the Company issued warrants to acquire 100,000 shares of common stock to an individual as compensation for services rendered to the Company. The warrants have an exercise price of $1.25 per share and expire on January 1, 2005.

In 2000, the Company issued options to acquire 200,000 shares of common stock to an individual for a purchase price of $1,000. The options have an exercise price of $.50 per share and expire on February 16, 2002.

Subsequently, upon recapitalization by Volt, Inc., all options and warrants were written off.

NOTE 10- DISPOSAL OF ASSETS

Assets of the Cimmaron subsidiary disposed of at September 30, 2000, consisted of inventory of $42,645 and net property and equipment of $2,235 for a total of $44,880.

Assets are shown at their expected net realizable value, and have been separately classified in the consolidated balance sheets at September 30, 2000.

                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2001 AND 2000


NOTE 11- LITIGATION

At September 30, 2000, Inter Arts, Inc. was involved in litigation with Copelco Capital, Inc. ("Copelco") the lessor of silk screens. Copelco brought suit against the company to recover its damages for the return of the leased equipment. Inter Arts filed a motion to dismiss presenting defenses of improper value and insufficiency of service of process and alternatively for change of venue. In April, 2001 upon the recapitalization by Volt, Inc., the subsidiary, Inter Arts was not part of the transaction. Management, with the advice of legal counsel, has written off the liability.

NOTE 12- PROVISION FOR INCOME TAXES

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

At September 30, 2001 and 2000, deferred tax assets consist of the following:


                  Net operating loss carryforwards            $984,000            $1,032,000
                  Less:  valuation allowance                  (984,000)           (1,032,000)

                                                              $     -0-            $      -0-

At September 30, 2001 and 2000, the Company had federal net operating loss carryforwards in the approximate amounts of $4,100,000 and $4,300,000, respectively, available to offset future taxable income through 2018. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2001 AND 2000


NOTE 13-          PENDING ACQUISITIONS, MERGERS AND BUSINESS COMBINATIONS

The Company is currently negotiating with Wolverine Power Corporation, which owns hydroelectric plants in Michigan. This company has long-term power sales contracts to Consumers Electric Corp., a NYSE company. The proposed purchase price of this company approximates $4,000,000.

The Company has signed an agreement dated June 30, 2001 to acquire Photovoltaic technology and patents. The Company is currently in the due diligence and valuation stage of the transaction.

A non-circumvention and non-disclosure agreement has been signed with an existing independent electricity supplier with over 100,000 retail customers located in the United States. Negotiations between the parties are continuing.

NOTE 14-          PRIOR YEAR FINANCIAL STATEMENTS

Semple & Cooper, L.L.P., were engaged to audit the consolidated financial statements for the year ended September 30, 2000. Subsequent to their issuance of their audit, they purported that their independence was breached with respect to nonpayment of fees from the prior owners, Deerbrook Publishing Group, Inc. The unaudited management submitted amounts are contained in this report for comparative purposes only. Management states that they will attempt to resolve this dispute.

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

----------

* Previously filed.