Form 10QSB
period 2001-12-31
VOLT INC
filed 2002-02-21
CIK 1101137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                OF 1934

                For the quarterly period ended December 31, 2001

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                For the transition period from ____________ to _________________

                         Commission file number 0-28555

                                    VOLT INC.
  -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                          86-0960464
  ------------------------------------------------ ----------------------------
       (State or other jurisdiction of incorporation or organization) (IRS
                          Employer Identification No.)

                 5009 Indian Gulch Road, Catheys Valley CA 95306
  -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (209) 374-3485
  -----------------------------------------------------------------------------
                           (Issuer's telephone number)


                        DEERBROOK PUBLISHING GROUP, INC.,
                 12919 S.W. Freeway, Suite 170, Stafford, Texas
  -----------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,919,422 Common Shares $0.001 par value as of December 31, 2001

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                           VOLT, INC. AND SUBSIDIARIES
                   (FORMERLY DEERBROOK PUBLISHING GROUP, INC.
                                AND SUBSIDIARIES)
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000


CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED):

         BALANCE SHEETS AS OF DECEMBER 31, 2001 (UNAUDITED)
         AND SEPTEMBER 30, 2001 (AUDITED)

         STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
         ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)

         STATEMENTS OF CASH FLOWS FOR THREE MONTHS
         ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)

                           VOLT INC. AND SUBSIDIARIES
           (FORMERLY DEERBROOK PUBLISHING GROUP, INC AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEETS
              DECEMBER 31, 2001 (UNAUDITED) AND SEPTEMBER 30, 2001

                                     ASSETS




                                                   (Unaudited)
                                                   December 31,    September 30,
                                                      2001             2001
                                                   ------------    -------------
Current Assets:
  Cash and cash equivalents                        $  26,686           $ 85,792
  Prepaid expenses and other assets                    2,800              2,800
                                                   ------------    -------------
                        Total Current Assets          29,486             88,592

Property and equipment,net                         5,722,799          5,724,399

Other Assets:
  Notes receivable                                   154,500             71,000
                                                    -----------    -------------

                        Total Assets              $5,906,785         $5,883,991
                                                   ===========     ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
           (FORMERLY DEERBROOK PUBLISHING GROUP, INC AND SUBSIDIARIES)
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
              DECEMBER 31, 2001 (UNAUDITED) AND SEPTEMBER 30, 2001

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                              (Unaudited)
                                               December 31,      September 30,
                                                 2001                2001
                                              ----------------------------------
Current Liabilities:
  Accounts payable                             $ 38,500         $  43,500
                                              ----------------------------------
                Total Current Liabilities        38,500            43,500

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Preferred Stock, $.001 par value 10,000,000
     shares authorized, 1,000,000 shares
     issued and outstanding at December 31,
     2001 (Unaudited) and September 30, 2001,
     respectively                                 1,000             1,000
  Common Stock - $.001 par value; 2,500,000
     shares authorized; 1,919,422 and
     1,694,422 shares issued and outstanding
     at December 31, 2001(unaudited) and
     September 31, 2001, respectively             1,919             1,694
  Additional paid-in capital                  9,780,619         9,780,844
  Accumulated deficit                        (3,915,253)       (3,943,047)
                                            ------------------------------------
      Total stockholders' equity              5,868,285         5,840,491
                                            ------------------------------------

  Total Liabilities and Stockholders' Equity $5,906,785        $5,883,991
                                            ====================================


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
           (FORMERLY DEERBROOK PUBLISHING GROUP, INC AND SUBSIDIARIES) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                                   2001             2000
                                              --------------- ---------------


Revenues                                       $ 34,500       $       -

Cost of Revenue                                      -                -
                                              --------------- ---------------

Gross Profit (Loss)                              34,500               -

Other (Expenses)
   General and administrative costs              (6,706)          (13,852)
   Impairment of intangible asset                    -               (778)
   Loss on disposal of assets                        -             (7,845)
                                              --------------- --------------
LOSS FROM CONTINUIING OPERATIONS
BEFORE INCOME TAXES AND LOSS FROM
DISCONTINUED OPERATIONS                          27,794           (22,475)
   Income taxes                                      -                -
   Loss form discontinued operations                 -             (2,235)
                                              --------------  --------------

NET LOSS AVAILABLE TO COMMON
STOCKHOLDERS                                    $27,794          $(24,710)
                                              ==============  ==============
BASIS AND DILUTED EARNINGS PER SHARE:
   Loss from continuing operations
   available to common stockholders             $  0.02          $  (0.01)
   Loss from discontinued operations                 -                -
   Extraordinary item                                -                -
                                              -------------- ---------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS       $  0.02          $  (0.01)
                                              ============== ===============

WEIGHTED NUMBER OF COMMON SHARES
OUTSTANDING                                   1,844,422         9,490,548
                                              ============== ===============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
           (FORMERLY DEERBROOK PUBLISHING GROUP, INC AND SUBSIDIARIES)
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000




                                                     2001           2000
                                             ----------------------------------

Net loss                                        $    27,794       $  (24,710)

Adjustments to reconcile net loss to net
cash used by operating activities:
   Depreciation and amortization                      1,600              -
   Loss on disposal of assets                           -              7,845
   Non cash interest expense                            -                778
   Discontinued operations                              -              2,235

Changes in assets and liabilities
   Prepaid expenses and other                           -             45,193
   Accounts payable                                  (5,000)             -
   Other liabilities                                    -            (31,492)
                                             ---------------------------------
      Total adjustments                              (3,400)          24,559
                                             ---------------------------------
      Net cash provided by (used in)
        operating activities                         24,394             (151)

CASH FLOWS FROM FINANCING ACTIVITIES
   Stockholders advance                             (83,500)             -
   Proceeds from debt                                  -                 -
   Proceeds from issuance of common stock
   and warrants                                        -                 -
                                             ---------------------------------
       Net cash provided by financing
       activities                                   (83,500)             -
                                             ---------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS           (59,106)            (151)

CASH AND CASH EQUIVALENTS - BEGINNING OF
YEAR                                                 85,792              596
                                             ----------------------------------
CASH AND CASH EQUIVALENTS - END OF YEAR         $    26,686           $  445
                                             ==================================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the three months ended December 31, 2001 may not be indicative of the results for the entire year.

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

In the Company's fiscal third quarter of 2001, two inactive wholly-owned subsidiaries, Sun Volt, Inc. and Sun Electronics, Inc. were incorporated. The other wholly-owned subsidiary is Arcadian Renewable Power, Inc. This subsidiary is the corporation that holds the Altamont Wind Farm in the Altamont Pass in Livermore, California.

                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           DECEMBER 31, 2001 AND 2000




NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated balance sheet as of December 31, 2001 and the audited condensed consolidated balance sheet as of September 30, 2001 and unaudited statements of operations, and cash flows for the three months ended December 31, 2001 includes Volt, Inc. and its wholly-owned subsidiaries, Sun Volt, Inc., Sun Electronics, Inc. and Arcadian Renewable Power, Inc.

The unaudited statements of operations, and cash flows for the three months ended December 31, 2000 include Deerbrook Publishing Group, Inc., and its wholly-owned subsidiaries, Signature Editions, Inc., Inter Arts, Incorporated, and Cimmaron Studios, Inc.

Intercompany transactions and balances have been eliminated in consolidation.


Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                  Office and Computer                                   5 years
                  Furniture and Fixtures                                7 years
                  Wind Farm                                            40 years

                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           DECEMBER 31, 2001 AND 2000



NOTE  2-  SUMMARY  OF  SIGNIFICANT   ACCOUNTING  POLICIES   (CONTINUED)

Revenue Recognition

Volt, Inc. had no revenues for the year ended September 30, 2001. For the first quarter ended December 31, 2001, the Company sold merchandise and revenue was recorded under the accrual method of accounting.

Advertising

Advertising costs are  typically  expensed  as  incurred.

Income  Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

Fair Value of Financial  Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, notes receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           DECEMBER 31, 2001 AND 2000



NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:


                                               December 31,     December 31,
                                                    2001             2000

      Net income (loss)                        $  27,794          ($24,710)

      Weighted- average common shares
      Outstanding (Basic)                      1,844,422         9,490,548

      Weighted-average common stock
      Equivalents:
            Stock options                           -                 -
            Warrants                                -                 -

      Weighted-average common shares
      Outstanding (Diluted)                    1,844,422         9,490,548

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

Reclassifications

Certain amounts for the three months ended December 31, 2000 have been reclassified to conform with the presentation of the December 31, 2001 amounts. The reclassifications have no effect on net income for the three months ended December 31, 2000.

                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           DECEMBER 31, 2001 AND 2000



NOTE 3-  NOTES RECEIVABLE

The Company, at September 30, 2001, had notes receivable outstanding of $71,000. There was no interest due the Company on these loans, and the amounts due at September 30, 2001, are deemed by management to have no specific repayment terms. As of December 31, 2001, notes receivable was $154,500.

NOTE 4-  COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement in April, 2001 in Pleasanton, California. The Company pays $2,800 per month for rent. This lease was terminated by the Company in October, 2001, and all operations now run through the Cathey's Valley, California location.

NOTE 5-  STOCKHOLDERS' EQUITY

Common and Preferred Stock

Effective April 23, 2001, the Registrant effected a 1 for 100 reverse stock split for its common stock, $.001 par value per share.

On April 25, 2001, Denis C. Tseklenis acquired 127,995 original issue shares of the Company's common stock, $.001 par value per share, which constituted approximately 53% of the Compan's issued and outstanding common stock. Mr. Tseklenis paid the Company $255,000 for the common stock.

The Company also issued 1,000,000 shares of preferred stock to Denis C. Tseklenis in consideration for the Wind Farm.

During the year ended September 30, 2001, in addition to the initial acquisition by Denis C. Tseklenis, the Company had issued 1,678,000 shares and cancelled 225,000 of common stock for $366,711.

Prior to the initial acquisition by Denis C. Tseklenis, the Company had issued 1,850,000 shares of common stock for accrued payroll, accounts payable and services.

During the quarter ended December 31, 2001, 225,000 shares were issued as a share exchange with American Powerhouse.

                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           DECEMBER 31, 2001 AND 2000



NOTE 6-  LITIGATION

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




NOTE 7-           PENDING ACQUISITIONS, MERGERS AND BUSINESS COMBINATIONS

The Company is currently negotiating and concluding its due diligence with Wolverine Power Corporation, which owns hydroelectric plants in Michigan. Wolverine has long-term power sales contracts to Consumers Electric Corp., a NYSE company. Revenue approximating $1,000,000 annually will be realized by the Company when and if the transaction is completed.

A non-circumvention and non-disclosure agreement has been signed with an existing independent electricity supplier with over 100,000 retail customers located in the United States. Negotiations between the parties are continuing.

The Company has completed a joint venture and partnership with Opportunity Knocks, Inc., during the second quarter of 2002 to rehab HUD and other properties in Washington, D.C., Maryland and Virginia under the HUD gift program.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The Company is continuing to diversify its core business of power generation through acquisition while it redevelops the Altamonte Wind Power facility. Current strategy remains to acquire profitable projects with long-term revenue and minimal downside risk. Mmnagement expects to complete some of these transactions during the second quarter of 2002 and also plans to announce a full board of directors and officers in the same period.

                          PART II - - OTHER INFORMATION

Item 1.  Legal Proceedings.

In September of 1999, the Deerbrook Publishing Group, Inc. ("Deerbrook") leased a computer driven aspect image center (printer for film) used to make separation for printing (the "aspect image center") and certain other computer equipment from Copelco Capital, Inc. ("Copelco"). All of the equipment was delivered to the Deerbrook's then printing operation in Phoenix, Arizona, and installed. Shortly thereafter, Deerbrook ceased printing for itself and its customers. The equipment was returned to Copelco. In August of 2000, Copelco brought suit in the United States District Court for the District of Arizona, cause no. CIV `00-1620 PHX ROS, to recover its alleged damages $155,398.02 for Deerbrook's return of the leased equipment plus continuing interest at the rate of one and one-third percent per month and attorneys fees and costs. The Company does not believe that Copelco has mitigated its damages and further believes that Copelco has either sold the equipment or otherwise disposed of the same in a manner which was not commercially reasonable. The Copelco claims will be vigorously defended against. The range of possible loss should not exceed $100,000. The outcome of this litigation is unascertainable at this time.

Inter Arts filed a motion to dismiss presenting defenses of improper value and insufficiency of service of process and alternatively for change of venue. In April, 2001 upon the recapitalization by Volt, Inc., the subsidiary, Inter Arts was not part of the transaction. Management, with the advice of legal counsel, has written off the liability.

Item 2.  Changes in Securities.

Effective April 23, 2001, the Registrant effected a 1 for 100 reverse stock split for its common stock, $.001 par value per share.

On April 25, 2001, Denis C. Tseklenis acquired 127,995 original issue shares of the Company's common stock, $.001 par value per share, which constituted approximately 53% of the Compan's issued and outstanding common stock. Mr. Tseklenis paid the Company $255,000 for the common stock.

The Company also issued 1,000,000 shares of preferred stock to Denis C. Tseklenis in consideration for the Wind Farm.

During the year ended September 30, 2001, in addition to the initial acquisition by Denis C. Tseklenis, the Company had issued 1,678,000 shares and cancelled 225,000 of common stock for $366,711.

Prior to the initial acquisition by Denis C. Tseklenis, the Company had issued 1,850,000 shares of common stock for accrued payroll, accounts payable and services.

During the quarter ended December 31, 2001, 225,000 shares were issued as a share exchange with American Powerhouse.


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

                                           VOLT INC.
                                           (Registrant)

Date February 21, 2002                      /s/ Denis C. Tseklenis
                                            ----------------------------------
                                            Denis C. Tseklenis, Sole Director