Form 10QSB
period 2002-03-31
VOLT INC
filed 2002-05-20
CIK 1101137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

            For the quarterly period ended March 31, 2002

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
            For the transition period from ________________ to _________________

                         Commission file number 0-28555

                                    VOLT INC.
  -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                         86-0960464
  ---------------------------------------------     ----------------------------
     (State or other jurisdiction of incorporation  Employer Identification No.)
      or organization) (IRS


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,919,422 Common Shares $0.001 par value as of March 31, 2002

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           VOLT, INC. AND SUBSIDIARIES
                   (FORMERLY DEERBROOK PUBLISHING GROUP, INC.
                                AND SUBSIDIARIES)
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED):

         BALANCE SHEETS AS OF MARCH 31, 2002
         AND MARCH 31, 2001 (AUDITED)

         STATEMENTS OF OPERATIONS FOR THE SIX AND THREE MONTHS
         ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

         STATEMENTS OF CASH FLOWS FOR SIX MONTHS
         ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)

                                   VOLT, INC.
           (FORMERLY DEERBROOK PUBLISHING GOUP, INC. AND SUBSIDIARIES)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2002 AND 2001

                                     ASSETS


                                                   (Unaudited)       (Unaudited)
--------------------------------------------- ----------------- ----------------

                                                      March 31         March 31
                                                        2002             2001
                                                        ----             ----
CURRENT ASSETS
   Cash and cash equivalents                    $        13,241   $         224
   Prepaid expenses and other assets                      2,800             -

                                                  ------------- ----------------
                        TOTAL CURRENT ASSETS             16,041             224

PROPERTY AND EQUIPMENT  - Net                         5,733,748               -

OTHER ASSETS
    Loans receivable                                    154,500               -
                                                  ------------- ----------------

TOTAL ASSETS                                      $   5,904,289     $        224
                                                 =============     =============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                   VOLT, INC.
           (FORMERLY DEERBROOK PUBLISHING GOUP, INC. AND SUBSIDIARIES)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2002 AND 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   (Unaudited)       (Unaudited)
                                                     March 31          March 31
                                                       2002              2001
                                                       ----              ----
CURRENT LIABILITIES
    Notes payable                                  $       -        $     26,712
    Accounts payable                                   25,500            518,670
                                            ----------------- ------------------
                        TOTAL CURRENT ASSETS           25,500           545,582

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.001 par value, 10,000,000
    shares authorized; 1,000,000 shares and -0-
    shares issued and outstanding at March 31,
    2002 and 2001 respectively (Unaudited)              1,000                 -
    Common stock, $.001 par value 2,500,000
    shares authorized; 1,919,422 shares
    and 11,340,547 issued and outstanding at
    March 31, 2002 and 2001 respectively
    (Unaudited)                                         1,919            11.340

    Warrants                                                -           451,000
    Additional paid-in capital                      9,780,619         3,254,587
    Accumulated deficit                            (3,904,749)       (4,262,185)
                                                  --------------    -----------
            Total stockholders' equity              5,878,789         (535,358)
                                                    ------------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  5,904,289      $       224
                                                 ============      =============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                   VOLT, INC.
           (FORMERLY DEERBROOK PUBLISHING GOUP, INC. AND SUBSIDIARIES)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                         (UNAUDITED)           (UNAUDITED)
                                        SIX MONTHS ENDED    THREEE MONTHS ENDED
                                       2002          2001      2002         2001
                                     ------------ -------------- ---------------

 REVENUE                              $41,400       $    -    $    -     $   -

 COST OF REVENUE                          -              -         -         -
                                       --------------------------------- ------

 GROSS PROFIT                          41,400            -         -         -

 OTHER EXPENSES
    General and administrative        (21,102)      (48,982)  (14,396)  (35,130)
    Interest expense                        -          (778)        -         -
    Loss on disposal of assets              -        (7,845)        -         -
                                     ------------------------------------------

 INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                    20,298       (57,605)   (2,498)  (35,130)

 Income taxes                               -             -         -          -

 LOSS FROM DISCONTINUED OEPRATIONS          -        (2,235)        -          -

 EXTRAORDINARY ITEM
    Forgiveness of debt                18,000       262,600    13,000   262,600
                                    -------------------------------------------
 NET INCOME                            38,298       202,760    10,504   227,470

    Dividends                               -       167,435         -   167,435
                                    -------------------------------------------
 NET INCOME AVAILABLE TO COMMON
 STOCKHOLDERS                         $38,298      $ 35,325   $10,504   $60,035
                                      =======      ========   =======   =======

 BASIC EARNINGS PER SHARE:
    Income from continuing operations
    available to common stockholders     0.01         (0.02)   (0.00)    (0.02)
    Extraordinary item                   0.01          0.03     0.01      0.03
                                         ----          ----     ----      ----

NET INCOME AVAILABLE TO COMMON
STOCKHOLDERS                        $    0.02         $0.01  $  0.01    $ 0.01
                                    =========         =====  =======    ======

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                  1,869,422     9,511,104 1,894,422  9,531,207
                                    =========     ========= =========  =========

 DILUTED EARNINGS PER SHARE

    Income (Loss) from continuing
    operations available to common
    stockholders                         0.01        (0.02)    (0.00)     (0.02)
    Extraordinary item                   0.01         0.02      0.01       0.02
                                         ----         ----      ----       ----

 NET INCOME AVAILABLE TO COMMON
 STOCKHOLDERS                     $      0.02    $       -    $ 0.01   $      -
                                  ===========    ========     ======   =======


WEIIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING           1,869,422  10,511,104  1,894,422 10,531,207
                                    =========  ==========  ========= ==========





          The accompanying notes are an integral part of the condensed consolidated financial statements.

                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001

                                                     SIX MONTHS ENDED
                                               (UNAUDITED)           (UNAUDITED)
                                           MARCH 31, 2002         MARCH 31, 2001
                                           --------------         --------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net Income                              $    38,298     $          202,760

  Adjustments to reconcile net income to
   net cash used by operating activities:

   Depreciation                                  2,000                  1,732
   Loss on disposal of assets                                           7,845
   Inventory distributed as dividend                                 (112,246)
   Common stock issued for acquisition
   costs, services, payables and accrued
   payroll                                                            278,000
   Non cash interest expense                                              778
   Change in net assets of discontinued
      operations                                                      (42,645)
   Discontinued operations                                             44,880

   Changes in assets and liabilities:
   Prepaid expenses and other                                          49,400
   Inventory                                                          112,246
   Accounts payable                             (18,000)               (4,030)
   Accrued payroll                                                   (507,600)
   Other liabilities                                  0               (31,492)
                                                      -               -------
         Total adjustments                      (14,800)             (203,132)
                                                -------              --------

       Net cash provided by (used in)
           operating activities                   23,498                 (372)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment           (12,549)
                                              ----------------------------------

        Net cash used by investing activities    (12,549)
                                              ----------------------------------


          The accompanying notes are an integral part of the condensed consolidated financial statements.


                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001

                                                          SIX MONTHS ENDED
                                                  (UNAUDITED)        (UNAUDITED)
                                                   MARCH 31, 2002 MARCH 31, 2001
                                                   -------------- --------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
     Stockholders advance                             (83,500)              -
                                                  ------------------------------
          Net cash provided by financing activities   (83,500)              -
                                                  ------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS               (72,551)             (372)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                    85,792               596
                                                   -----------------------------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                   $      13,241          $    224
                                                    ============================
NON CASH INVESTING AND FINANCING
ACTIVITIES

None

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2002 AND 2001


NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

                  The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the six and three months ended March 31, 2002 may not be indicative of the results for the entire year.

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

                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             MARCH 31, 2002 AND 2001




NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Principles of Consolidation

                  The unaudited condensed consolidated balance sheet as of March 31 2002, and unaudited statements of operations for the six and three months ended March 31 2002, and unaudited cash flows for the six months ended March 31, 2002 includes Volt, Inc. and its wholly-owned subsidiaries, Sun Volt, Inc., Sun Electronics, Inc. and Arcadian Renewable Power, Inc.

                  The unaudited condensed consolidated balance sheet as of March 31, 2001 and unaudited statements of operations for the six and three months ended March 31, 2001, and cash flows for the six months ended March 31, 2001 include Deerbrook Publishing Group, Inc., and its wholly-owned subsidiaries, Signature Editions, Inc., Inter Arts, Incorporated, and Cimmaron Studios, Inc.

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

                  Office and Computer                                   5 years
                  Furniture and Fixtures                                7 years
                  Wind Farm                                            40 years

                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             MARCH 31, 2002 AND 2001



NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Revenue Recognition

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

                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             MARCH 31, 2002 AND 2001



NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Earnings (Loss) Per Share of Common Stock (Continued)

                  The following is a reconciliation of the computation for basic and diluted EPS:



                                              March 31,                March 31,
                                                2002                      2001
                                                ----                      -----

                  Net income (loss)             $38,298                 $35,235
                                                -------           -------------

                  Weighted- average common shares
                  Outstanding (Basic)         1,869,422               9,511,104

                  Weighted-average common stock Equivalents:
                           Stock options               -                     -
                           Warrants                    -              1,000,000
                  Weighted-average common shares
                  Outstanding (Diluted)        1,869,422             10,511,104



                  Reclassifications

                  Certain amounts for the six and three months ended March 31, 2001 have been reclassified to conform with the presentation of the March 31, 2002 amounts. The reclassifications have no effect on net income for the three months ended March 31, 2001.

                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             MARCH 31, 2002 AND 2001



NOTE 3-  NOTES RECEIVABLE

                  As of March 31, 2002, notes receivable were $154,500. There was no interest due the Company on these loans, and the amounts due at March 31, 2002, are deemed by management to have no specific repayment terms.

NOTE 4-  COMMITMENTS AND CONTINGENCIES

                  The Company entered into a lease agreement in April 2001 in Pleasanton, California. The Company pays $2,800 per month for rent. This lease was terminated by the Company in October 2001, and all operations now run through the Cathey's Valley, California location.


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

                           VOLT, INC. AND SUBSIDIARIES
          (FORMERLY DEERBROOK PUBLISHING GROUP, INC. AND SUBSIDIARIES)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             MARCH 31, 2002 AND 2001



NOTE 6-  LITIGATION

                  At September 30, 2000, Inter Arts, Inc. was involved in litigation with Copelco Capital, Inc. ("Copelco") the lessor of silk screens. Copelco brought suit against the company to recover its damages for the return of the leased equipment. Inter Arts filed a motion to dismiss presenting defenses of improper value and insufficiency of service of process and alternatively for change of venue. In April 2001 upon the recapitalization by Volt, Inc., the subsidiary, Inter Arts was not part of the transaction. Management, with the advice of legal counsel, has written off the liability.


NOTE 7-           PENDING ACQUISITIONS, MERGERS AND BUSINESS COMBINATIONS

                  The Company is currently negotiating and concluding its due diligence with Wolverine Power Corporation, which owns hydroelectric plants in Michigan. Wolverine Power Corporation has long-term power sales contracts to Consumers Electric Corp., a NYSE company. Revenue approximating $1,000,000 annually, will be realized by the Company when and if the transaction is completed.

                  The Company has completed a Joint Venture and partnership with Opportunity Knocks, Inc. during the second fiscal quarter of 2002 to rehab HUD homes and other properties in Washington D.C., Maryland and Virginia under the HUD Gift Program.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The company continues to diversify the operating subsidiaries to take advantage of profitable opportunities in both the alternative energy field and real estate. This quarter represents the first year of operations which were devoted to research and development of a forward moving business plan targeting the acquisitions of asset based projects with long term revenue streams and related businesses which can also produce consistent revenues with high earnings and good future growth at minimal risk. We are proceeding with the redevelopment planning of the Altamont Pass Wind Facility however it is not expected to be on line anytime in the near term due to the uncertainty of both the state of California's energy problems legislatively and Pacific Gas and Electric Company issues.

The Wolverine Power Hydroelectric acquisition should be completed soon which will add approximately $1 million in annual revenue and R&D is continuing in our Photovoltaic division for the patented paint on solar electric cells process of which the licensing rights were acquired last year.

At the end of January. 2002, the Company entered into a joint agreement with Opportunity Knocks (OK) whereby VOLT would provide the capital and construction crews to rehab homes, purchasing the properties for buyers pre-approved for mortgages with OK under the HUD gift program. The OK pre-approved mortgage clients are primarily police officers, firemen, government and union workers who are first time homebuyers in the Washington, DC, Maryland and Virginia areas, initially, with plans to expand the program to New York, New Jersey, Pennsylvania, California, Florida and other states where we believe the market will be profitable. In mid-March, we received revolving credit line approval from two banks totaling $2.25 million dollars which will be used to purchase properties in bulk at a discount to market from HUD, the Veterans Administration, banks and others. We expect to increase this credit line to $5 million and are actively engaged in procuring properties for our clients, estimated turnaround time from purchase to rehab to resale should be 45-90 days average. We currently have over 25 pre-approved mortgage applicants on the waiting list and will be processing additional applicants as needed. A typical transaction usually averages $200 thousand dollars and yields a projected net profit to the companies of 18-22 percent. A related transaction which occurred after the close of the quarter ending March 31,2002 is being disclosed for clarity purposes in this MD&A section because it is relevant to understanding the business going forward and simultaneous with this filing, on May 17,2002 VOLT acquired for cash and stock Opportunity Knocks(OK) and First Washington Financial Corporation. First Washington is a mortgage company and processes OK's clients as well as outside mortgage originations in their normal course of business. VOLT deemed these acquisitions as necessary for the success and profitability of the real estate divisions and subsidiaries. First Washington and Opportunity Knocks are headed by Mr. Rob Rood who will continue to run the companies as President and Chief Operating Officer along with his staff. Mr. Rood will also be an officer and director of VOLT. First Washington for the 8 months August 2001 thru March 2002 did mortgage volume of $21,995,153 million from 123 mortgage units with net operating income after tax of $197,923.

                          PART II -- OTHER INFORMATION

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

NONE

Item 5.  Other Information.

NONE

Item 6.  Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.

EXHIBIT
NUMBER                  DESCRIPTION OF DOCUMENT
-------------------------------------------------------
         NONE



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          VOLT INC.
                                                          (Registrant)

Date May 20, 2002
                                            ----------------------------------
                                            Denis Costa Tseklenis, Sole Director