Form 10QSB
period 2002-06-30
VOLT INC
filed 2002-08-20
CIK 1101137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

            For the quarterly period ended June 30, 2002

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


                      P.O. Box 116, Catheys Valley CA 95306
  -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (209) 374-3485
  -----------------------------------------------------------------------------
                           (Issuer's telephone number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,919,422 Common Shares $0.001 par value as of June 30, 2002

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           VOLT, INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED):

         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2002 (UNAUDITED) AND SEPTEMBER 30, 2001 (AUDITED)

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NINE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)

                           VOLT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                JUNE 30, 2002 (UNAUDITED) AND SEPTEMBER 30, 2001

                                     ASSETS


                                                   (Unaudited)       (Audited)
--------------------------------------------- ----------------- ----------------

                                                      June 30,      September 30
                                                        2002             2001
                                                        ----             ----
CURRENT ASSETS
   Cash and cash equivalents                    $         6,572   $      85,792
   Commissions receivable                                50,000             -
   Prepaid expenses and other assets                      2,800           2,800
                                                  ------------- ----------------
                        TOTAL CURRENT ASSETS             59,372          88,592

PROPERTY AND EQUIPMENT  - Net                         5,751,047       5,724,399

OTHER ASSETS
    Goodwill                                          1,500,000              -
    Deferred financing fees, net of amortization          7,500              -
    Loans receivable                                    154,500          71,000
                                                  ------------- ----------------

TOTAL ASSETS                                      $   7,472,419     $ 5,883,991
                                                  =============  ==============

                       See accompanying notes to condensed
                       consolidated financial statements.

                           VOLT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 JUNE 30 2002 (UNAUDITED) AND SEPTEMBER 30, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   (Unaudited)       (Audited)
                                                     June 30       September 30,
                                                       2002              2001
                                                       ----              ----
CURRENT LIABILITIES
    Accounts payable                               $   26,649      $     43,500
                                            ----------------- ------------------
                   TOTAL CURRENT LIABILITIES           26,649            43,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.001 par value, 10,000,000
    shares authorized; 1,000,000 shares and -0-
    shares issued and outstanding at June 30,
    2002 and September 30, 2001 respectively            1,000             1,000

    Common stock, $.001 par value 25,000,000
    shares authorized; 3,919,422 shares
    and 1,694,442 issued and outstanding at
    June 30, 2002 and September 30, 2001
    respectively                                        3,919             1.694

    Additional paid-in capital                     11,278,619         9,780,844
    Accumulated deficit                            (3,837,768)       (3,943,047)
                                                  ------------      -----------
            Total stockholders' equity              7,445,770         5,840,491
                                                  ------------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  7,472,419      $  5,883,991
                                                 ============      =============


                       See accompanying notes to condensed
                       consolidated financial statements.

                           VOLT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                         (UNAUDITED)            (UNAUDITED)
                                        SIX MONTHS ENDED     THREE MONTHS ENDED
                                           JUNE 30                 JUNE 30
                                       2002          2001      2002         2001
                                     ------------ -------------- ---------------

 REVENUE                              $359,111    $    -    $ 317,711   $   -

 COST OF REVENUE                       112,065         -      112,065       -
                                       --------------------------------- ------

 GROSS PROFIT                          247,046         -      205,646       -

 OTHER EXPENSES
    General and administrative         157,767    124,161     138,665    75,179
    Interest expense                       -        5,934         -       5,156
    Loss on disposal of assets             -        7,845         -         -
                                     ------------------------------------------

 INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                     87,279   (137,940)     66,981  (80,335)

 Income taxes                               -          -          -        -

 LOSS FROM DISCONTINUED OEPRATIONS          -      (2,235)        -        -

 EXTRAORDINARY ITEM
    Reveersal of debt and payables      18,000    379,476         -    116,876
                                    -------------------------------------------
 NET INCOME                            105,279    239,301    66,981     36,541

    Dividends                               -    (167,435)        -         -
                                    -------------------------------------------
 NET INCOME AVAILABLE TO COMMON
 STOCKHOLDERS                        $ 105,279   $ 71,866   $66,981   $  36,541
                                      ========    ========   =======   =======

 BASIC  AND DILUTED EARNINGS PER SHARE:
    Income from continuing operations
    available to common stockholders      0.04      (0.14)     0.02       (0.08)
    Extraordinary item                    0.01       0.40         -        0.12
                                          ----       ----      ----        ----
NET INCOME AVAILABLE TO COMMON
STOCKHOLDERS                         $    0.05      $0.26   $  0.02    $   0.04
                                     =========      =====   =======      ======

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                  2,219,422     952,411 2,919,422     952,411
                                    =========     ======= =========    =========






                       See accompanying notes to condensed
                       consolidated financial statements.

                           VOLT, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                    NINE MONTHS ENDED
                                                        JUNE 30
                                                2002                  2001
                                           --------------         --------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net Income                              $   105,279     $          239,301

  Adjustments to reconcile net income to
   net cash used by operating activities:

   Depreciation                                  6,293                  1,732
   Loss on disposal of assets                        -                  7,845
   Inventory distributed as dividend                 -               (112,246)
   Common stock issued for acquisition
   costs, services, payables and accrued
   payroll                                           -                278,000
   Non cash interest expense                         -                  5,934
   Change in net assets of discontinued
      operations                                     -                (42,645)
   Discontinued operations                           -                 44,880
   Reversal of debt and payables               (18,000)              (116,876)

   Changes in assets and liabilities:

   Prepaid expenses and other                        -                  41,000
   Commissions receivable                      (50,000)                      -
   Inventory                                         -                 107,571
   Accounts payable                              1,149                (68,694)
   Accrued payroll                                   -               (513,647)
   Other liabilities                                 -                (31,492)
                                               --------              --------
         Total adjustments                     (60,558)              (398,638)
                                                -------              --------

       Net cash provided by (used in)
           operating activities                 44,721               (159,337)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment         (30,441)               (40,300)
                                              ---------             ----------

        Net cash used by investing activities  (30,441)               (40,300)
                                              -----------           -----------


                       See accompanying notes to condensed
                       consolidated financial statements.

                           VOLT, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                          NINE MONTHS ENDED
                                                               JUNE 30
                                                        2002          2001
                                                   -------------- --------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
     Stockholders advance                             (83,500)        (71,000)
     Deferred financing fees                          (10,000)              -
     Proceeds from issuance of common stock                 -         280,808
                                                    ----------      ----------
          Net cash provided by financing activities   (93,500)        209,808
                                                  ------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS               (79,220)         10,171

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                    85,792             596
                                                   -----------------------------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                      $    6,572        $ 10,767
                                                   ==========     =============
NON CASH INVESTING AND FINANCING
ACTIVITIES

Common stock issued for the acquisition of
  First Washington                                $1,500,000         $      -
                                                  ============    ============


                       See accompanying notes to condensed
                       consolidated financial statements.

                           VOLT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2002 AND 2001


NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

                  The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the nine and three months ended June 30, 2002 may not be indicative of the results for the entire year.

                  These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained herein.

                  Volt, Inc., and Subsidiaries is a power provider and marketer of alternative energy and financial services. The Company is in the initial stages of implementing its business plan.

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

                  On May 17, 2002, the Company acquired First Washington Financial Corporation, a mortgage company in Bethesda, Maryland ("First Washington"). First Washington, is a mortgage company thats emphasis lies in residential mortgages in the greater Washington D.C. service area. First Washington was acquired for 2,000,000 shares of the Company's common stock.

                  In the Company's fiscal third quarter of 2001, two inactive wholly-owned subsidiaries, Sun Volt, Inc. and Sun Electronics, Inc. were incorporated. Another wholly-owned subsidiary is Arcadian Renewable Power, Inc. This subsidiary is the corporation that holds the Altamont Wind Farm in the Altamont Pass in Livermore, California.

                           VOLT, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JUNE 30, 2002 AND 2001


NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Principles of Consolidation

                  The unaudited condensed consolidated balance sheet as of June 30, 2002, and unaudited statements of operations for the nine and three months ended June 30, 2002, and unaudited cash flows for the nine months ended June 30, 2002 includes Volt, Inc. and its wholly-owned subsidiaries, First Washington, Sun Volt, Inc., Sun Electronics, Inc. and Arcadian Renewable Power, Inc.

                  The unaudited condensed consolidated statements of operations for the nine months ended June 30, 2001, and cash flows for the nine months ended June 30, 2001 also include the wholly-owned subsidiaries of Deerbrook Publishing Group, Inc., Signature Editions, Inc., Inter Arts, Incorporated, and Cimmaron Studios, Inc.

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

                  Office and Computer                                   5 years
                  Furniture and Fixtures                                7 years
                  Wind Farm                                            40 years

                           VOLT, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JUNE 30, 2002 AND 2001



NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Revenue Recognition

                  The Company sold merchandise and revenue was recorded under the accrual method of accounting.

                  First Washington records commission income upon the closing of their respective transactions.

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

                  Deferred Financing Fees

                  The Company paid a $10,000 financing fee in connection with a line of credit in April 2002. This fee will be written off over a one-year period of time. The unamortized balance at June 30, 2002 is $7,500.

                  Earnings (Loss) Per Share of Common Stock

                  Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

                           VOLT, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JUNE 30, 2002 AND 2001



NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Earnings (Loss) Per Share of Common Stock (Continued)

                  The following is a reconciliation of the computation for basic and diluted EPS:


                                                  June 30,           June 30,
                                                    2002               2001
                                                    ----               -----

                  Net income                    $ 105,279            $ 71,866
                                                ---------            ----------

                  Weighted- average common
                  shares Outstanding (Basic)    2,219,422             952,411

                  Weighted-average common
                  stock Equivalents:
                           Stock options              -                   -
                           Warrants                   -                   -

                  Weighted-average common
                  shares Outstanding (Diluted)  2,219,422             952,411

                  Goodwill

                  In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement has been considered when determining impairment of goodwill in certain transactions. As of June 30, 2002, there are no adjustments of goodwill due to impairment.

                  Reclassifications

                  Certain amounts for the nine and three months ended June 30, 2001 have been reclassified to conform with the presentation of the June 30, 2002 amounts. The reclassifications have no effect on net income for the nine and three months ended June 30, 2001.

                           VOLT, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JUNE 30, 2002 AND 2001

NOTE 3-  NOTES RECEIVABLE

                  As of June 30, 2002, notes receivable were $154,500 . There was no interest due the Company on these loans, and the amounts due at June 30, 2002, are deemed by management to have no specific repayment terms.

NOTE 4-  COMMITMENTS AND CONTINGENCIES

                  The Company entered into a lease agreement in April 2001 in Pleasanton, California. The Company paid $2,800 per month for rent. This lease was terminated by the Company in October 2001, and all operations now run through the Cathey's Valley, California location.

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

                  On May 17, 2002, the Company issued 2,000,000 shares of restricted common stock to acquire First Washington and thus it became a wholly-owned subsidiary. The shares were valued at a sixty percent discount of the Company's fair value at the time of the transaction ($.75 per share) or $1,500,000.

                           VOLT, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JUNE 30, 2002 AND 2001



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

                  The Company has completed the acquisition of Opportunity Knocks, Inc. during the third fiscal quarter of 2002 to rehab HUD homes and other properties in Washington D.C., Maryland and Virginia under the HUD Gift Program. This acquisition was done simultaneously with the acquisition of First Washington.

Item 2. Management Discussion and Analysis or Plan of Operation

The company is continuing its focus on the mortgage and real estate segment of the business because that is where it believes it will experience the most growth and profit potential at this time in the current market. Our mortgage subsidiary, First Washington Financial Corporation (FWF) is currently licensed in 18 states. We are undergoing the normal regulatory review, and through our banking affiliates, expect to be licensed in 50 states by the end of our fiscal year, which is September 30th. This will allow us to substantially increase the number of loans we can book per month. The economic indicators for FHA and first time homebuyers which we concentrate on show strong demand now and for the foreseeable future. Because the First Washington acquisition occurred on May 17th we could only book one half (1/2) of the quarter's revenue and earnings. Fourth quarter business is growing and we expect it to continue to grow into the next fiscal year and beyond. The energy division remains slow and we do not plan to continue construction on the new wind facilities or incur any debt until the political climate in California clears and we know the long term power contracts will be secure. The real estate and construction rehab business through our Opportunity Knocks subsidiary should show strong growth through strategic alliances and partnerships which we feel will benefit earnings with a positive impact both short and long term. Updates on the progress of the company can be found on our website: www.voltinc.com.


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 2.  Changes in Securities.

On May 17, 2002, the Company issued 2,000,000 shares of restricted common stock to acquire First Washington and thus it became a wholly-owned subsidiary. The shares were valued at a sixty percent discount of the Company's fair value at the time of the transaction ($.75 per share) or $1,500,000.

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

                                                          VOLT INC.
                                                          (Registrant)

Date August 20, 2002
                                            ----------------------------------
                                            Denis Costa Tseklenis, Sole Director