Form 10KSB
period 2002-09-30
VOLT INC
filed 2003-01-15
CIK 1101137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

 [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934
          For the transition period from __________________ to _________________

                         Commission file number: 0-28555

                                    VOLT INC.
                 (Name of small business issuer in its charter)

               Nevada                                          86-0960464
(State or other jurisdiction of incorporation     I.R.S. Employer Identification
          or organization                                       Number

    41667 Yosemite Pines Drive, Oakhurst, CA                     93644
    (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number is (559) 692-2474
Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                          $.001 Par Value Common Stock
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this from, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [X]

The issuer's revenues for the most recent fiscal year were $926,128.

The aggregate value of the voting and non-voting common equity held by non-voting affiliates as of January 10, 2003, was $5,842,651.

The number of shares outstanding of the issuer's common equity as of January 10, 2003 was 3,919,422, $.001 Par Value.

Portions of the following documents are incorporated by reference into Part II,
Item 5 and Part III, Item 10 respectively of this Form 10KSB: Applicable portions of the Company's Form 10SB12G filed with the Securities and Exchange Commission on December 17, 1999 and applicable portions of the Company's Form 10KSB filed with the Securities and Exchange Commission on January 16, 2002.

Transitional Small Business Disclosure Format (Check one):  Yes [  ];  No [X]

TABLE OF CONTENTS

PART I.........................................................................1

   ITEM 1.  DESCRIPTON OF BUSINESS.............................................1

      History..................................................................1
      The Company..............................................................1
      The Alternative Energy Business..........................................2
      The Mortgage Business....................................................2
      The Real Estate Business.................................................2
   ITEM 2.  DESCRIPTION OF PROPERTY............................................2
      Corporate Offices........................................................2
      Energy Properties........................................................3
   ITEM 3.  LEGAL PROCEEDINGS..................................................3
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................3
PART II........................................................................3
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........3
      Market Information.......................................................3
      Holders of Stock.........................................................4
      Dividends................................................................4
      Securities Authorized for Issuance Under Equity Compensation Plans.......4
      Recent Sales of Unregistered Securities..................................4
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........5
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS......................6
PART III.......................................................................6
   ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS...................................6
   ITEM 10.  EXECUTIVE COMPENSATION............................................7
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....7
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TANSACTIONS.....................8
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K..................................9
   ITEM 14.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES..................9


                                     PART I

ITEM 1.  DESCRIPTON OF BUSINESS

History

The Company was incorporated in the state of Colorado on March 31, 1997, under the name Biovid Corporation for the purpose of entering into the printing and publishing business. The Company did not commence active business operations in the publishing industry until August 1998, when began acquiring existing printing and publishing businesses as subsidiaries. From August, 1998, until December 31, 1999, the Company derived its revenue primarily from providing printing and publishing services to artists and publishers. The Company discontinued its printing and publishing operations effective December 31, 1999, to concentrate its efforts on Internet-based publishing initiatives. In December 1999, the company effected a merger whereby it became a Nevada corporation and changed its name to Deerbrook Publishing Group, Inc and continued as a holding company looking for other business to acquire.

On April 1, 2001, the Company disposed of its printing and publishing subsidiaries and ceased active business operations. On April 6, 2001, control of the Company changed and the Company determined to explore new business opportunities including but not limited to the acquisition of alternative energy sources in the State of California and other states for resale to the public. Also on April 6, 2001, the Company changed its name to Volt Inc.

On May 15, 2001, the Company acquired all of the stock of Arcadian Renewable Power, Inc., a Delaware corporation ("Arcadian") and thereby acquired control of all of the assets of Arcadian. Arcadian is in the business of alternative energy production.

In May, 2001, the Company acquired all of the stock of Sun Volt, Inc., a Nevada corporation ("Sun Volt") and there by acquired control of all of the assets of Sun Volt. Sun Volt is engaged in the business of construction and sale of energy products and energy projects.

In May, 2001, the Company acquired all of the stock of Sun Electronics, Inc., a Nevada corporation ("Sun Electronics") and there by acquired control of all of the assets of Sun Electronics. Sun Electronics is engaged in the research and development of alternative energy products.

On May 17, 2002, the Company acquired all of the stock of First Washington Financial Corporation, a Nevada corporation ("First Washington") and thereby acquired control of all of the assets of First Washington. First Washington is a mortgage loan originator in the home mortgage loan industry and currently concentrates its business in Washington, D.C., Maryland and Virginia.

On May 17, 2002, the Company acquired Opportunity Knocks, LLC, a Maryland limited liability company ("Opportunity Knocks"). Opportunity Knocks is in the business of acquiring, refurbishing and selling real estate in the Washington D.C. area. Opportunity Knocks specializes in HUD properties.

The Company

The Company is a holding company formed in the Sate of Nevada whose subsidiaries include Arcadian, Sun Volt, Sun Electronics, First Washington, and Opportunity Knocks.

The Company is listed on the NASD-OTC Bulletin Board and its common stock trades under the stock symbol "VOLT".

The Alternative Energy Business

Arcadian's major asset is the Altamont Wind Generation Facility, which is an existing electricity generation facility located on approximately 4000 acres in the Altamonte Pass, east of San Francisco, CA (the "Wind Farm"). The Wind Farm has about 1300 wind turbines at present which were installed in the 1980's, approximately 600 of which are still operable. The Wind Farm will be re-powered with new 950 KW state-of-the-art turbines. The Wind Farm is zoned and permitted for up to 114 megawatts, and the infrastructure includes the wind turbines, 300 miles of transmission lines, a 150 MW substation and an interconnection to the PG&E grid. The ground leases extend to 2036 with options to renew. The Wind Farm will be re-powered with a $150 million credit facility. Financing for the initial 60 MW re-power is $68 million, with 20% equity supplied by the $14 million value of the existing plant. The cost to produce electricity is approximately 4.5 cents per KWH, and is eligible for up to 3.5 cents of tax credits. Sale price of the electricity should be in the range of 6.9 cents per KWH with annual revenue in the $5 Million range without calculating green tickets or tax credits and other incentives.

The Company is in the planning stages to re-power and activate its Wind Farm. However, due to the uncertainty surrounding the Chapter 11 Reorganization Proceeding of Pacific Gas and Electric Company pending in the United States Bankruptcy Court in the Northern District of California, the Company is unsure of when it will be able to activate the Wind farm.

Sun Electronics is conducting Photovoltaics research and development of a patented paint on cellprocess licensed to the company and other solar and energy related technologies.

Sun Volt is currently engaged in the sale and construction of alternative energy products such as electric generators for homes and businesses and.

The Mortgage Business

First Washington earns fees on the origination of real estate mortgage loans in the Washington D.C. area. First Washington leases a seven thousand four hundred square foot office in Bethesda Maryland. First Washington specializes in residential mortgage loans. First Washington has eighteen full time employees. First Washington obtains its customers through direct contact by telephone, the internet and referrals from existing customers.

The Real Estate Business

Opportunity Knocks is in the business of acquiring, refurbishing and selling real estate in the Washington D.C. area. Initially, Opportunity Knocks will utilize the expertise and some of the employees of First Washington to operate its business. Opportunity Knocks specializes in acquiring, refurbishing and selling of HUD properties. Opportunity Knocks will utilize the HUD gifting program to attract first time home buyers who might not otherwise be able to qualify for a home mortgage. Opportunity Knocks shares office space with First Washington.

ITEM 2.  DESCRIPTION OF PROPERTY

Corporate Offices

The Company leases its corporate and executive offices at 41667 Yosemite Pines Drive, Oakhurst, CA 93644. The Company considers its offices to be adequate. First Washington leases its corporate offices at 7200 Wisconsin Ave., Ste 410, Bethesda MD 20814. The Company considers First Washington's offices to be adequate.

Energy Properties

The Company's Wind Farms are all located on leased property in the Altamonte Pass east of San Francisco, California.

ITEM 3.  LEGAL PROCEEDINGS

In September of 1999, the Deerbrook Publishing Group, Inc. ("Deerbrook") leased a computer driven aspect image center (printer for film) used to make separation for printing (the "aspect image center") and certain other computer equipment from Copelco Capital, Inc. ("Copelco"). All of the equipment was delivered to the Deerbrook's then printing operation in Phoenix, Arizona, and installed. Shortly thereafter, Deerbrook ceased printing for itself and its customers. The equipment was returned to Copelco. In August of 2000, Copelco brought suit in the United States District Court for the District of Arizona, cause no. CIV `00-1620 PHX ROS, to recover its alleged damages $155,398.02 for Deerbrook's return of the leased equipment plus continuing interest at the rate of one and one-third percent per month and attorneys fees and costs. The Company does not believe that Copelco has mitigated its damages and further believes that Copelco has either sold the equipment or otherwise disposed of the same in a manner which was not commercially reasonable. The Copelco claims will be vigorously defended against. Any possible loss from this litigation will be less than one percent (1%) of the Company's net assets and will be immaterial.

There have been no legal proceedings brought against Volt.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended September 30, 2002.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The company's Common Stock trades under the stock symbol VOLT on the NASDAQ'S OTC Bulletin Board. The following table sets forth the quarterly high and low closing bid prices for the Company's common stock for the periods indicated:


For the year ended September 30, 2001:

                                                     High              Low
         Deerbrook:
            Quarter ended December 31, 2000          $ 0.07            $ 0.005
            Quarter ended March 31, 2001               0.08              0.01
         VOLT:
            Quarter ended June 30, 2001               10.25              0.015
            Quarter ended September 30, 2001           9.00              2.50

For the year ended September 30, 2002:

                                                      High              Low


            Quarter ended December 31, 2001         $  4.30              2.25
            Quarter ended March 31, 2002               4.20              1.50
            Quarter ended June 30, 2002                2.00              1.55
            Quarter ended September 30, 2002           2.05              1.43

The quotations reflect inter-dealer price, without mark-up, mark-down or commission and may not represent actual transactions.

Holders of Stock

As of September 30, 2002 there were approximately 553 holders of record of the Company's common stock and one holder of record of the Company's Series One Voting Convertible Preferred Stock.

Dividends

The company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividends in the foreseeable future. The payment of dividends, if any is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements, and financial condition and other such factors as the Board of Directors may consider.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities

Sales of securities by the Company within the past three years without registration under the Securities Act were as follows:

With respect to such sales within the fiscal years ended September 30, 2002 and 2001, see Note 7 to the Company's Consolidated Financial Statements contained herein. Each share of the Series One Voting Convertible Preferred Stock referred to in Note 7 is convertible into five shares of the Company's common stock at the option of the holder(s) thereof.

With respect to such sales within the fiscal year ended September 30, 2000, refer to the applicable portions of the Company's Form 10SB12G filed with the Securities and Exchange Commission December 17, 1999 which by this reference are incorporated herein by reference for this specific purpose.

The Company claims exemption from registration for these securities under
Section 4(2) of the Securities Act in as much as all of the purchasers were "accredited investors" as that term is defined in Regulation D as promulgated by the Securities and Exchange Commission and all of the purchasers either alone or with their purchaser representative(s) had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the purchase of the Company's securities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OFOPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, AND THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTIORS, INCLUDING, BUT NOT LIMITED TO COMPETITION AND OVERALL MARKET AND ECONOMIC CONDITIONS.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company continues to diversify the operating subsidiaries to take advantage of profitable opportunities in both the alternative energy field, loan origination and real estate. The first year of operations were devoted to research and development of a forwarding moving business plan targeting the acquisition of asset based projects with long term revenue streams and related businesses which can produce consistent revenues with high earnings and good future growth with minimal risk.

The Company is proceeding with the redevelopment planning of the Altamaont Pass Wind Farm. However, the redevelopment is not expected to be completed in the near term due to the uncertainty of both the state of California's energy problems and legislative solutions and the Chapter 11 Reorganization Proceeding of Pacific Gas and Electric Company pending in the United States Bankruptcy Court in the Northern District of California.

The Wolverine Power Hydroelectric acquisition is still being pursued. However, the Federal Energy Regulatory Commission (FERC) and other due diligence issues need to be resolved before the transaction could be completed. The Wolverine Power Hydroelectric acquisition would add approximately $1,000,000 in annual revenue.

Research and development is continuing in the Company's photovoltaic division for the patented paint-on solar electric cell process of which the licensing rights were acquired last year.

In January, 2002, the company entered into a joint venture with Opportunity Knocks, LLC to purchase, refurbish and then sell residential real estate in Washington, D.C., Virginia and Maryland. Opportunity Knocks specializes in HUD homes and in particular the HUD gifting program which allows first time homeowners to qualify for a HUD insured mortgage. The purchasers will be pre-approved for mortgages. Opportunity Knocks' clients are primarily police officers, firefighters, and government and union workers who are first time home buyers. The Company plans to expand this business to New York, New Jersey, Pennsylvania, California, Florida and other selected states. In March, 2002, the Company obtained approval from two banks for a revolving credit line in the amount of $2,250,000 to purchase homes in bulk from HUD, the Veterans Administration banks and others. The Company expects to increase its credit line to $5,000,000 and is actively engaged in procuring properties for clients. The estimated turn-around from purchase to rehab to resale should be 45 to 90 days average. The Company currently has pre-approved mortgage applicants on the waiting list and will process additional applicants as needed. A typical transaction usually averages $200,000 and yields a projected net profit of 18% to 22% to the companies.

On May 17, 2002, the Company acquired Opportunity Knocks and First Washington Financial Corporation for cash and stock. First Washington is a mortgage company and processes Opportunity Knocks' clients as well as outside mortgage originations in their normal course of business.

The Company is currently in negotiations to acquire other related businesses and projects and entities.

ITEM7. FINANCIAL STATEMENTS

The financial statements of the Company are attached hereto.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There have been no changes in or disagreements with the Company's accountants on any matter.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the Company's directors, executive officers, and certain key employees:

Name     .........               Age             Position With the Company

Denis C. Tseklenis                53        Chairman, President, Chief Executive
         .........                               Officer and Secretary

Robert F. Rood....                35        Director, Treasurer

James A. Sharon...                51        Director

Denis C. Tseklenis Mr. Tseklenis has served as a the chairman of the board of directors, president, chief executive office and secretary of the Company since April 6, 2001. Mr. Tseklenis has a Masters of Science Degree from Boston University and an extensive background in marketing, finance and public corporate development. Mr. Tseklenis has previously served as president and chairman of other public companies in which revenues exceeded One Hundred Million Dollars ($100,000,000) per year and which had rapid growth in multiple locations. In the 1980's Mr. Tseklenis' companies sold and leased over 60,000 solar systems to home owners at a cost of approximately $4,000 per unit. Mr. Tseklenis has extensive experience in real estate management and construction having managed over 2, 500 apartment and condominium units.

Robert F. Rood....Mr. Rood has been a director and the treasurer of the Company since March 17, 2002. Mr. Rood has been in the finance industry since 1991. Mr. Rood has managed and consulted and has served as a financial consultant for unions and REITS. In conjunction with Donaldson, Lufkin and Jeanerette, Mr. Rood participated in the designing of secondary market products. In 1997, Mr. Rood entered the mortgage lending industry at Wall Street Mortgage Corporation as head of the sales force and was responsible for promoting custom-made mortgage products and FHA lending. In 2000, Mr. Rood went to F&M Bank in Bethesda Maryland to start and supervise the newly formed wholesale mortgage division. When F&M Bank was acquired, Mr. Rood left to become manager of the Bethesda office of Fidelity & Trust Mortgage, Inc. In 2000, Mr. Rood helped found First Washington, now a wholly owned subsidiary of the Company.

James A. Sharon...Mr. Sharon has been a director of the Company since September 15, 2002. Mr. Sharon was an exchange student a City University in London in 1972 and holds a Bachelor of Science Degree in Civil Engineering with Honors from Worcester Polytechnic Institute. Mr. Sharon is licensed by the State of Florida as a Certified Building Contractor and a Certified Solar Energy Contractor. Mr. Sharon has public company experience as a former president of a public company and has experience in lease negotiations with major tenants such as Mobil Oil, Cellular-One and Marriott Corp. Mr. Sharon has extensive experience in the installation of large commercial renewable energy projects.

There are no family relationships among directors, or executive officers.

ITEM 10.  EXECUTIVE COMPENSATION

With respect to executive compensation for within the fiscal years ended September 30, 2001 and 2000, refer to the applicable portions of the Company's Form 10KSB filed with the Securities and Exchange Commission January 16, 2002 which by this reference are incorporated herein by reference for this specific purpose.

The Company paid no executive compensation for the fiscal year ended September 30, 2002. The Company has no employment contracts. The company does not have a bonus or stock option plan at this time.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following is a listing of security ownership of management and certain beneficial owners of the Issuer's securities as of January 14, 2003. On that date there were 3,919,422 shares of the Company's common stock issued and outstanding and 1,000,000 shares of the Company's Series One Voting Convertible Preferred Stock outstanding.

Title           Name and Position               Amount           Percent
Of Class        of Beneficial Owner               and            of Class
         .........                              Nature of
         .........                              Beneficial
         .........                              Ownership(1)
------ ...---------------------------          ----------          --------

Common           Denis C. Tseklenis, Chairman,
                   President, CEO and Secretary   1,627,995           42%

Common           Robert F. Rood, Director and
                   Treasurer                        500,000           13%
                                                  ---------           ---

Total Officers and
Directors as a Group                              2,127,995           55%
                                                  =========           ===


Series One
Preferred        Denis C. Tseklenis, Chairman,
                    President CEO and Secretary   1,000,000          100%
                                                  ---------          ----

Total Officers and
Directors as a Group                              1,000,000          100%
                                                  =========          ====

(1) Subject to community property laws when applicable, the persons named in the above table have sole voting and investing power with respect to all shares of stock beneficially owned by them.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TANSACTIONS

In November 1999, the Company executed a letter of intent with Mark Eaker, then an officer and director of the Company to acquire 80% of the outstanding stock of Gregory Editions, Inc., a publisher and distributor of fine art reproductions. The letter of intent provided for a total purchase price of $3,300,000, consisting of $2,700,000 cash and 400,000 shares of the Company's common stock. The Company paid Mr. Eaker a non-refundable deposit of $225,000 in cash and 266,000 shares of common stock in connection with the letter of intent. Because the Company was unable to fulfill its obligations in order to consummate the transaction, the letter of intent expired and Mr. Eaker retained the non-refundable deposit. In addition, as of September 30, 2000, Mr. Eaker had paid expenses totaling approximately $50,000 on behalf of the Company and deferred payment of his salary and other benefits. Beginning January 1, 2000, Mr. Eaker provided office space, staff, and other operating expenses for the Company's corporate headquarters at the headquarters of Gregory Editions, Inc., which is owned and operated by Mr. Eaker. Mr. Eaker's employment contract with the Company was terminated on April 6, 2001. The Company no longer utilizes office space provided by Mr. Eaker. Mr.Eaker is no longer an officer or director of the Company.

Through December 31, 1999, the Company leased printing equipment from Michael Raburn, a former officer and director of the Company, pursuant to an oral agreement under which it paid $10,000 per month. The Company incurred expenses of $50,000 in fiscal 1999 and $0 in fiscal 2000 under this agreement. Through December 31, 1999, the Company also conducted its operations in a building leased by Michael Raburn. The Company paid a total of approximately $27,200 of lease obligations for this building, although it was not a party to the lease and occupied the building at the pleasure of Mr. Raburn. Effective December 31, 1999, the Company discontinued its printing and publishing operations and moved its remaining Internet-based operations out of the building leased by Mr. Raburn. Michael. Raburn is no longer an officer or director of the Company.

In November 1999, Keith Chesser, Mike Santellanes, and Michael Raburn returned an aggregate of 2,345,000 shares of common stock to the Company. The Company did not pay Messrs. Chesser, Santellanes, and Raburn any consideration for these shares. Keith Chesser, Mike Santellanes, and Michael Raburn are no longer officers or directors of the Company.

In January 2000, the Company issued 1,000,000 shares of common stock to Mark Eaker pursuant to his employment agreement. The Company also issued 250,000 shares of common stock to Joseph Patterson in January 2000 for his services as a director of the Company. Mark Eaker is no longer an officer or director of the Company. Joseph Patterson is no longer an office or director of the Company

On May 15, 2001, the Company acquired all of the issued and outstanding shares of stock of Arcadian Renewable Power Corporation, a Delaware corporation from Denis C. Tseklensi, an office and director, for 1,000,000 shares of the Company's restricted common stock and 1,000,000 shares of the Company's restricted Series One Voting Preferred Convertible Stock.

On May 17, 2002, the Company acquired 500,000 shares of the stock of First Washington Financial Corporation, a Nevada corporation from Denis C. Tseklenis, an officer and director, for 500,000 shares of the Company's restricted common stock.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Index to Exhibits

Exhibit No......         Description of Document
2.1(1)   .......Articles of Merger merging Artup.com Network, Inc., a Colorado corporation, with and into the Registrant
3.1(1)   ...... Articles of Incorporation of the Registrant
3.2(1)   ...... Bylaws of the Registrant
4.1(1)   ...... Specimen of Common Stock Certificate
4.2(1)   ...... Specimen of Certificate for Common Stock Purchase Warrants
4.3(1)   ...... Common Stock Purchase Warrant dated January 3, 2000, issued to Gene Bowlds
4.4(1)   ...... Non-Statutory Stock Option Certificate dated February 16, 2000, issued to
                        Michael Paloma
10.1(1)                 .......Master Consulting Services Agreement dated as of
                        July 28, 1999 between the Registrant and Integrated
                        Information Systems, Inc.
10.2(1)                 ..... Equipment Lease dated September 15, 1999 between
                        the Registrant and Copelco Capital, Inc.
10.3(1)                 ...... Employment Agreement between the Registrant and
                        Mark L. Eaker 10.4(1) ...... Employment Agreement
                        between the Registrant and Keith M. Chesser 10.5(1)
                        .......1999 Incentive Stock Plan 16.1(1) .......Letter
                        on change in certifying accountant from Alvin H. Bender,
                        C.P.A. 16.2(1) .......Letter on change in certifying
                        accountant from Mark Shelley, CPA 16.3(1) .......Letter
                        on change in certifying accountants from Semple and
                        Cooper, LLP 21.1(1) .......Subsidiaries of registrant
                        21.2(2) .......Subsidiaries of registrant

(1)                     Previously filed with the Securities and Exchange
                        Commission. (2) Attached hereto as Exhibit 21.2.

Reports on Form 8-K:

On May 30, 2002, the Company filed a Form 8-K to report the acquisition of First Washington Financial Corporation.

ITEM 14.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company's principal executive officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to him by others within those entities.

Changes in internal controls. There were no significant changes in the Company's internal controls or to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

                              FINANCIAL STATEMENTS

                                                                        PAGE(S)


INDEPENDENT AUDITORS' REPORT                                            F-1


CONSOLIDATED FINANCIAL STATEMENTS:


BALANCE SHEETS AS OF SEPTEMBER 30, 2002
    AND 2001                                                            F- 2-3

STATEMENTS OF INCOME FOR THE YEARS ENDED
    SEPTEMBER 30, 2002 AND 2001                                         F-4

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    (DEFICIT) FOR THE YEARS ENDED SEPTEMBER 30, 2002
    AND 2001                                                            F-5

STATEMENTS OF CASH FLOWS FOR YEARS ENDED
    SEPTEMBER 30, 2002 AND 2001                                         F-6-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-8-15

                     INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Volt Inc. and Subsidiaries
Cathey's Valley, California

We have audited the accompanying consolidated balance sheets of Volt Inc. and Subsidiaries (the "Company') as of September 30, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity (deficit), and cash flows for the years then ended. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volt Inc. and Subsidiaries as of September 30, 2002 and 2001, and the consolidated results of its statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


BAGELL, JOSEPHS & COMPANY, L.L.C.

BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey

December 9, 2002

                           VOLT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2002 AND 2001


                                     ASSETS

                                                         2002            2001
                                                        ----             ----

CURRENT ASSETS
        Cash and cash equivalents                      172.521          85,792
        Prepaid expenses and other assets                  -             2,800
                                                         -----          ------
        Total Current Assets                           172,521          88,592

PROPERTY AND EQUIPMENT - Net                         5,756,939       5,724,399

OTHER ASSETS
        Gooddwill                                    3,000,000            -
        Deferred financing fees, net                       -              -
        Note receivable                                204,000          71,900
                                                        ------          ------
TOTAL ASSETS                                        $9,138,460      $5,883,991
                                                    ==========        ========

 The accompanying notes are an integral part of the consolidated financial statements.
                                       F-2

                          VOLT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2002 AND 2001

                                                       2002              2001
                                                        ----             ----
CURRENT LIABILITIES
        Accounts payable                                36,949          43,500
                                                         -----          ------
        Total Current Liabilities                       36,949          43,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
        Series One voting Convertible Preferred Stock.
        $.001 par value, 10,000,000 shares authorized,
        at September 30, 2002 and 2001 1,000,000
        shares and 1,000,000 shares issued and
        outstanding at September 30, 2002 and
        September 30, 2001, respectively                 1,000           1,000

        Common stock, $.001 par value 25,000,000
        shares authorized at September 30, 2002
        and 2001, respectively; and 3,919,422 and
        1,694,422 issued and outstanding at
        September 30,2002 and September 30, 2001,
        respectively                                     3,919           1,694

        Additional paid-in capital                  12,778,619       9,780,844
        Accumulated deficit                         (3,682,027)     (3,943,047)
                                                    ----------       ----------

        Total stockholders' equity (deficit)         9,101,511       5,840,491
                                                    ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)                                           $9,138,460       $5,883,991
                                                    ==========         ========


 The accompanying notes are an integral part of the consolidated financial statements.
                                       F-3

                          VOLT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2002


                                                        2002              2001
                                                        ----             ----

REVENUE                                             $  926,128         $    -

COST OF REVENUE                                        302,878              -
                                                       -------         --------

GROSS PROFIT (LOSS)                                    623,250              -

OPERATING EXPENSES
        General and administrative                     362,230          189,730
                                                       -------        ---------
                Total operating expenses               362,230          189,730
                                                       -------        ---------

OPERATING LOSS                                         261,020         (189,730)

OTHER INCOME - Reversal of debt and payables               -            711,628
                                                      -------        ----------

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                                   261,020           521,898
        Income taxes                                       -                -

                                                      -------          --------

NET INCOME AVAILABLE TO
COMMON STOCKHOLDERS                                  $261,020          $521,898
                                                     ========        ==========

BASIC AND DILUTED EARNINGS PER SHARE:

NET INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS                                         $   0.10        $     0.58
                                                     ========        ==========

WEIGHTED NUMBER OF COMMON SHARES OUTSTANDING        2,644,422           897,704
                                                    =========        ==========


 The accompanying notes are an integral part of the consolidated financial statements.
                                       F-4

                           VOLT, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                  Additional
                          Preferred Stock        Common Stock      Paid-In
                         Shares     Amount    Shares    Amount     Capital
                         ------     ------    ------    ------     -------

Balance, September 30,
2000 (Unaudited)               -          -    9,490,548    9,490    2,878,337

Issuance of common stock
for accrued payroll            -          -    1,350,000    1,350      243,650

Issuance of common stock
for accounts payable and
services                       -          -      500,000      500       32,500

Reverse stock split            -          -  (11,227,121) (11,227)      11,227

Cancellation of warrants
and subscriptions              *          -            -        -            -

Issuance of preferred
stock for Wind Farm       1,000,000   1,000            -        -    5,699,000

Issuance of common stock
for acquisition                 -         -      127,995      128      254,872

Issuance of common stock        -         -    1,678,000    1,678      661,258

Caancelled shares               -         -     (225,000)    (225)           -

Dividends paid`                 -         -            -        -            -

Net Income                      -         -            -        -            -
                          --------  ---------   ---------   -------   ---------

Balance, September 30,
2001                      1,000,000   1,000   1,694,422     1,694    9,780,844

Common shares issued
from cancelled shares in
2001 put in wrong names
originally       -          -             -     225,000       225         (225)

Acquisition of First
Washington Financial        -             -   2,000,000     2,000    2,998,000

Net Income                      -         -            -        -            -
                          --------  ---------   ---------   -------   ---------

Balance, September 30,
2002                      1,000,000   1,000   3,919,422     3,919   12,778,619
                          =========  =======  =========     ====== ===========

The accompanying notes are an integral part of the consolidated financial statements.

                           VOLT, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - Continued
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                  Common
                                                  Stock      Accumulated
                                    Warrants   Subscribed     Deficit     Total
                                     ------    ------       ------     -------
Balance, September 30,
2000                                451,000     100,000  (4,297,510) (  858,683)

Issuance of common stock
for accrued payroll                     -            -            -     245,000

Issuance of common stock
for accounts payable and
services                                -            -            -      33,000

Reverse stock split                     -            -            -           -

Cancellation of warrants
and subscriptions                  (451,000)    (100,000)         -    (451,000)

Issuance of preferred
stock for Wind Farm                       -          -            -   5,700,000

Issuance of common stock
for acquisition                           -          -            -     255,000

Issuance of common stock                  -          -            -     662,936

Caancelled shares                         -          -            -        (225)

Dividends paid`                           -          -     (167,435)   (167,435)

Net Income                                -          -      521,898     521,898
                                    --------   ---------    ---------   --------
Balance, September 30,
2001                                      -          -   (3,943,047)  5,840,491
                                   ========   =========  ===========  =========

Common shares issued
from cancelled shares in
2001 put in wrong names
originally                                -          -          -         -

Acquisition of First
Washington Financial                      -          -          -     3,000,000

Net Income                                -          -       261,020    260,020
                                   --------   ---------    ---------   --------
Balance, September 30,
2002                               $      -   $      -   $(3,682,027) 9,101,511
                                   ========   =========  ===========  =========

 The accompanying notes are an integral part of the consolidated financial statements.

                           VOLT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                                       2002              2001
                                                        ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                    $ 261,898        $ 521,898

Adjustments to reconcile net income (loss)
to net cash used in operating activities:
        Depreciation                                    15,077            3,077
        Loss on disposal of assets                           -           22,121
        Impairment of long-term assets                       -             -
        Common stock issued for inventory,
        acquisition costs, services, payables
        and accrued payroll                                  -          278,000
        Change in net assets of discontinued
        operaitons                                           -              -
        Forfeit of deposit                                   -              -
        Reversal of debt and payables                        -         (711,628)
        Discontinued operations                              -           44,880

Changes in assets and liabilities:
        Prepaid expenses and other                       2,600           46,600
        Accounts payable                              (  6,551)        (206,123)
        Accrued payroll                                     -          (245,000)
        Other liabilities                                   -          (107,437)
                                                      --------           ------
                Total adjustments                       11,650         (875,510)
                                                      --------        ---------
             Net cash used in operating activities     272,670         (353,612)
                                                      --------         --------

CASH FLOWS FROM INVESTIMMG ACTIVITIES
        Purchases of property and equipment            (42,941)         (27,476)
        Deposit                                              -             -
                                                      ---------        --------
           Net cash used in investing activities       (42,941)        ( 27,476)



 The accompanying notes are an integral part of the consolidated financial statements.

                           VOLT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                                        2002              2001
                                                        ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from notes payable                   $       -       $ 225,762
        Notes receivable                               (133,000)       ( 71,000)
        Deferred financiag fees                        ( 10,000)            -
        Proceeds from issuance of common stock
        and warrants                                          -         366,711
        Dividends paid                                        -        ( 55,189)
                                                       ---------        -------

        Net cash provided from financing activities    (143,000)        466,284
                                                        -------         -------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                              86,729          86,196

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR            85,792             596
                                                            ---          ------
CASH AND CASH EQUIVALENTS - END OF YEAR                $172,521         $85,792
                                                       ========         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
        Cash paid during the year for interest          $      -         $   -
                                                       =======          =======

SUPPLEMENTAL DISCLOSURE OF NONCASH
INFORMATION
   Common stock issued for acquisiiton
        costs and services                           $3,000,000        $278,000
                                                       ========        ========

   Inventory distributed as a dividend               $        -        $112,246
                                                      =========        ========

   Capital contribution of Wind Farm                 $        -      $5,700,000
                                                      ========       ==========

   Write off of common stock and warrants            $        -      $  551,000
                                                      =========      ==========


The accompanying notes are an integral part of the consolidated financial statements.
                                       F-8

                           VOLT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

                  Volt Inc. and Subsidiaries is a power provider and marketer of alternative energy and financial services. The Company is in the initial stages of implementing its business plan.

                  Deerbrook Publishing Group, Inc. was a distributor of fine arts. Effective March 31, 2001, Deerbrook Publishing
                  Group, Inc. entered into an agreement to spin off its subsidiaries; Inter Arts, Inc. and Cimmaron Studios, Inc.
                  In December, 1999, Deerbrook Publishing Group, Inc. closed its printing and publishing operation. On April 23, 2001, the Company effected a 1 for 100 reverse stock split for its $.001 par value common stock. Upon this spin off, the name was officially changed to Volt Inc. when on April 25, 2001, Denis
                  C. Tseklenis acquired 127,995 shares of the company's common stock, $.001 par value per share, which constituted approximately 53% of the company's issued and outstanding common stock for $255,000.

                  On May 17, 2002, the Company acquired First Washington Financial Corporation, a company which provides financial services in Bethesda, Maryland ("First Washington"). First Washington, is a mortgage company whose emphasis lies in residential mortgages in the greater Washington D.C. service area. First Washington was acquired for 2,000,000 shares of the Company's common stock.

                  The Company has completed the formation of Opportunity Knocks, Inc. during the third fiscal quarter of 2002 to rehab HUD homes and other properties in Washington, D.C., Maryland and Virginia under the HUD Gift Program. This formation was done simultaneously with the acquisition of First Washington.

                  The Company has two other power related wholly-owned subsidiaries, Sun Volt, Inc. and Sun Electronics, Inc. besides Arcadian Renewable Power, Inc. Arcadian Renewable Power, Inc. is the corporation that holds the Altamont Wind Farm in the Altamont Pass in Livermore, California.

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Principles of Consolidation

                  The consolidated balance sheets for September 30, 2002 and 2001 and consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended includes Volt Inc. and its wholly-owned subsidiaries, Sun Volt, Inc., Sun Electronics, Inc., Arcadian Renewable Power, Inc. and First Washington.








                           VOLT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001



NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Principles of Consolidation

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

                  Furniture and fixtures                         7 years
                  Office and computer equipment                3-5 years
                  Wind Farm                                     40 years













                           VOLT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001



NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Revenue Recognition

                  The Company sold merchandise and revenue was recorded under the accrual method of accounting.

                  First Washington records commission income upon the closing of their respective transactions.


                  Advertising

                  Advertising costs are typically expensed as incurred. Advertising expense was approximately $-0- and $830 for the years ending September 30, 2002 and 2001, respectively.

                  Income Taxes

                  The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

                  Fair Value of Financial Instruments

                  The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, notes receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

                  Earnings Per Share of Common Stock

                  Historical net income per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.










                           VOLT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Earnings Per Share of Common Stock (Continued)

                  The following is a reconciliation of the computation for basic and diluted EPS:



                                                2002                     2001
                                               ----                     ----

     Net income                            $261,020                 $521,898
                                           --------                 --------

     Weighted- average common shares
     Outstanding (Basic)                  2,644,422                  897,704

     Weighted-average common stock Equivalents:
         Stock options                         -                       -
         Warrants                              -                       -

      Weighted-average common shares
      Outstanding (Diluted)               2,644,422                  897,704


      Deferred Financing Fees

                  The Company paid a $10,000 financing fee in connection with a line of credit in April 2002. This fee will be written off over a one-year period of time. The unamortized balance at September 30, 2002 is $5,000.

                  Goodwill

                  In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement has been considered when determining impairment of goodwill in certain transactions. As of September 30, 2002, there are no adjustments of goodwill due to impairment.





                           VOLT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001


NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Reclassifications

                  Certain amounts for the year ended September 30, 2001 have been reclassified to conform with the presentation of the September 30, 2002 amounts. The reclassifications have no effect on net income for the year ended September 30, 2001.

NOTE 3-  PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at September 30, 2002 and 2001:

                                                     2002                 2001
                                                     ----                 ----

                  Wind Farm                        $5,700,000       $ 5,700,000
                  Furniture and fixtures                3,000             3,000
                  Computer and office equipment        67,417            24,476
                                                   ----------         ---------
                                                    5,770,417         5,727,476
                  Less:  accumulated depreciation      13,478             3,077
                                                   -------------     ----------
                  Net book value                   $5,756,939       $ 5,724,399
                                                   ==========       ===========

                  The $22,121 of property and equipment at September 30, 2000 was disposed of in 2001. Depreciation expense for the years ended September 30, 2002 and 2001 was $10,401 and $3,077, respectively. There is no depreciation recognized on the Wind Farm in 2002 or 2001 as it is non operational until placed in service.

NOTE 4-  NOTES RECEIVABLE

                  As of September 30, 2002 and 2001, notes receivable were $204,000 and $71,000, respectively . There was no interest due the Company on these loans, and the amounts due at September 30, 2002 and 2001, are deemed by management to have no specific repayment terms.

NOTE 5-  COMMITMENTS AND CONTINGENCIES

                  The Company entered into a lease agreement in April 2001 in Pleasanton, California. The Company paid $2,800 per month for rent. This lease was terminated by the Company in October 2001, and all operations now run through the Cathey's Valley, California location. The security deposit was expensed as part of a rent payment in 2002.







                           VOLT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001


NOTE 6-  REVERSAL OF DEBT AND PAYABLES

                  In the year ended September 30, 2001, The Company recognized $711,628 of reversals of debt and payables. This amount is reflected in the consolidated statements of operations. Of this amount $251,696 represents loans payable, $197,332 represents accounts payable and $262,600 represents accrued payroll. Of those amounts written-off and taken into income, there has not been any claims from creditors in the year ended September 30, 2002.

NOTE 7-  STOCKHOLDERS' EQUITY

                  Common and Preferred Stock

                  Effective April 23, 2001, the Registrant effected a 1 for 100 reverse stock split for its common stock, $.001 par value per share.

                  The Company issued 1,000,000 shares of preferred stock to Denis C. Tseklenis in consideration for the Wind Farm.

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

                  During the quarter ended December 31, 2001, 225,000 shares were reissued that were cancelled from the prior year ended September 30, 2001.

                  On May 17, 2002, the Company issued 2,000,000 shares of common stock to acquire First Washington and thus it became a wholly-owned subsidiary. The shares were valued at a fair value at the time of the transaction ($1.50 per share) or $3,000,000.









                           VOLT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001


NOTE 8-  LITIGATION

                  In September of 1999, the Deerbrook Publishing Group, Inc. ("Deerbrook") leased a computer driven aspect image center (printer for film) used to make separation for printing (the "aspect image center") and certain other computer equipment from Copelco Capital, Inc. ("Copelco"). All of the equipment was delivered to the Deerbrook's then printing operation in Phoenix, Airzona, and installed. Shortly thereafter, Deerbrook ceased printing for itself and its customers. The equipment was returned to Copelco. In August of 2000, Copelco brought suit in the United States District Court for the District of Arizona, cause no. CIV '00-1620 PHX ROS, to recover its alleged damages $155,398 for Deerbrook's return of the leased equipment plus continuing interest at the rate of one and one-third percent per month and attorneys fees and costs. The Company does not believe that Copelco has mitigated its damages and further believes that Copelco has either sold the equipment or otherwise disposed of same in a manner which was not commercially reasonable. The Copelco claims will be vigorously defended against. Any possible loss from this litigation will be less than one percent (1%) of the Company's net assets and will be immaterial. Since the change in control of the Company on April 6, 2001, there have been no legal proceedings brought against Volt.

NOTE 9-  PROVISION FOR INCOME TAXES

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

                  At September 30, 2002 and 2001, deferred tax assets consist of the following:

                                                         2002            2001
                                                        ----               -----

                  Net operating loss carryforwards     $168,923     $   257,670
                  Less:  valuation allowance           (168,923)       (257,670)
                                                      ----------        --------

                                                       $    -0-     $       -0-
                                                      ==========      ==========

                  At September 30, 2002 and 2001, the Company had federal net operating loss carryforwards in the approximate amounts of $496,833 and $757,853, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.



                           VOLT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001


NOTE 10-          PENDING ACQUISITIONS, MERGERS AND BUSINESS COMBINATIONS

                  The Company is currently negotiating and concluding its due diligence with Wolverine Power Corporation, which owns hydroelectric plants in Michigan. Wolverine Power Corporation has long-term power sales contracts to Consumers Electric Corp., a NYSE company. Revenue approximating $1,000,000 annually, will be realized by the Company when and if the transaction is completed.


NOTE 11-          SUBSEQUENT EVENT

                  In October 2002, the Company reached an agreement with Mortgage-Matic of Greenbelt, MD to merge the operations of Mortgage-Matic with First Washington. Mortgage-Matic concentrates their business on FHA insured loans in the $200,000 range. This accounts for approximately 70% of its business. The merger should facilitate a streamlining of the processing and underwriting procedures of the companies.

                  In November 2002, the Corporation closed on a line of credit with a bank in the amount of $750,000. The loan proceeds will be used to commence the operations of Opportunity Knocks.


























SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLT INC.
(Registrant)


/s/  Denis C. Tseklenis
Chief Executive Officer
Director
January 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

/s/  Denis C. Tseklenis
Director
January 14, 2003


/s/  Robert F. Rood
Director
January 14, 2003


/s/  James A. Sharon
Director
January 14, 2003

                                  CERTIFICATION

I, Denis C. Tseklenis, certify that:

1. I have reviewed this annual report on Form 10KSB of Volt Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         (a)......designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

         (b)......evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c)......presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a)......all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 14, 2003

/s/Denis C. Tseklenis
Denis C. Tseklenis
Chief Executive Officer