Form 10QSB
period 2002-12-21
VOLT INC
filed 2003-02-20
CIK 1101137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                OF 1934

                For the quarterly period ended December 31, 2002

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

                 41667 Yosemite Pines Drive, Oakhurst, CA 93644
  -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (559) 692-3485
  -----------------------------------------------------------------------------
                           (Issuer's telephone number)


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,919,422 Common Shares $0.001 par value as of December 31, 2002

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                           VOLT, INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001


CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED):

         BALANCE SHEETS AS OF DECEMBER 31, 2002 (UNAUDITED)
         AND SEPTEMBER 30, 2002 (AUDITED)

         STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
         ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)

         STATEMENTS OF CASH FLOWS FOR THREE MONTHS
         ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)

                           VOLT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
         DECEMBER 31, 2002 (UNAUDITED) AND SEPTEMBER 30, 2002 (AUDITED)

                                     ASSETS




                                                   (Unaudited)      (Audited)
                                                   December 31,    September 30,
                                                      2002             2002
                                                   ------------    -------------
Current Assets:
  Cash and cash equivalents                        $ 264,874           $172,521
                                                   ------------    -------------
                        Total Current Assets         264,874            172,521

Property and equipment,net                         5,752,196          5,756,339

Other Assets:
  Goodwill                                         3,000,000          3,000,000
  Deferred financing fees, net                         2,500              5,000
  Advances receivable                                204,000            204,000
                                                    -----------    -------------
                        Total Other Assets         3,206,500          3,209,000
                                                    -----------    -------------
                        Total Assets              $9,223,570         $9,138,460
                                                   ===========     ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
         DECEMBER 31, 2002 (UNAUDITED) AND SEPTEMBER 30, 2002 (AUDITED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                              (Unaudited)          (Audited)
                                               December 31,      September 30,
                                                 2002                2002
                                              ----------------------------------
Current Liabilities:
  Accounts payable                             $ 14,949         $  36,949
                                              ----------------------------------
                Total Current Liabilities        14,949            36,949

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Series One Voting Convertible Preferred
     Stock, $.001 par value 10,000,000
     shares authorized, at December 31,2002
     and September 30, 2002, repectively, and
     1,000,000 shares issued and outstanding
     at December 31, 2002 and September 30,
     2002, respectively                           1,000             1,000
  Common Stock - $.001 par value; 25,000,000
     shares authorized at December 31, 2002
     and September 30, 2002, respectively and
     3,919,422 shares issued and outstanding
     at December 31, 2002 and September 30,
     2002, respectively                           3,919             3,919
  Additional paid-in capital                 12,803,619        12,778,619
  Accumulated deficit                        (3,599,917)       (3,682,027)
                                            ------------------------------------
      Total stockholders' equity              9,208,621         9,101,511
                                            ------------------------------------

  Total Liabilities and Stockholders' Equity $9,223,570        $9,138,640
                                            ====================================


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001


                                                   2002             2001
                                              --------------- ---------------


Revenues                                       $ 543,966       $   34,500

Cost of Revenue                                  221,810              -
                                              --------------- ---------------

Gross Profit (Loss)                              322,156           34,500

Other (Expenses)
   General and administrative costs              240,046            6,706
                                              -----------     --------------
                Total operating expenses         240,046            6,706
                                              -----------     --------------
LOSS FROM CONTINUIING OPERATIONS
BEFORE INCOME TAXES                              82,110            27,794

   Income taxes                                      -                -
                                              --------------  --------------
NET INCOME AVAILABLE TO COMMON
STOCKHOLDERS                                    $82,110          $ 27,794
                                              ==============  ==============
BASIS AND DILUTED EARNINGS PER SHARE:

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS     $  0.02          $   0.02
                                              ============== ===============

WEIGHTED NUMBER OF COMMON SHARES
OUTSTANDING                                   3,919,422         1,844,422
                                              ============== ===============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001




                                                     2002           2001
                                             ----------------------------------

Net income                                      $    82,110       $   27,794

Adjustments to reconcile net income to net
cash used by operating activities:
   Depreciation and amortization                      7,243            1,600

Changes in assets and liabilities
   Accounts payable                                 (22,000)          (5,000)
                                             ---------------------------------
      Total adjustments                             (14,757)          (3,400)
                                             ---------------------------------
      Net cash provided by
        operating activities                         67,353           24,394

CASH FLOWS FROM FINANCING ACTIVITIES
  Contributions of equity                            25,000              -
  Advances receivable - other                          -             (83,500)
                                             ---------------------------------
       Net cash provided by (used in)
        financing activities                         25,000          (83,500)
                                             ---------------------------------

NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                             92,353          (59,106)

CASH AND CASH EQUIVALENTS - BEGINNING OF
YEAR                                                172,521           85,792
                                             ----------------------------------
CASH AND CASH EQUIVALENTS - END OF YEAR         $   264,874         $ 26,686
                                             ==================================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Principles of Consolidation

                  The condensed consolidated balance sheets for December 31, 2002 and 2001 and condensed consolidated statements of operations, changes in stockholders' equity and cash flows for the three months then ended includes Volt Inc. and its wholly-owned subsidiaries, Sun Volt, Inc., Sun Electronics, Inc., Arcadian Renewable Power, Inc., First Washington and Opportunity Knocks.

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

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                  Advertising

                  Advertising costs are typically expensed as incurred. Advertising expense was approximately $-0- and $830 for the three months ended December 31, 2002 and 2001, respectively.

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

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

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

                  The following is a reconciliation of the computation for basic and diluted EPS:


                                                             2002        2001
                                                             ----        ----

                  Net income                               $82,110     $27,794
                                                           -------     -------

                  Weighted- average common shares
                  Outstanding (Basic)                    3,919,422   1,844,422

                  Weighted-average common stock Equivalents:
                           Stock options                      -         -
                           Warrants                           -         -

                  Weighted-average common shares
                  Outstanding (Diluted)                  3,919,422    1,844,422



                  Deferred Financing Fees

                  The Company paid a $10,000 financing fee in connection with a line of credit in April 2002. This fee will be written off over a one-year period of time. The unamortized balance at December 31, 2002 is $2,500.

                  Goodwill

                  In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement has been considered when determining impairment of goodwill in certain transactions. As of December 31, 2002, there are no adjustments of goodwill due to impairment.

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Reclassifications

                  Certain amounts for the three months ended December 31, 2001 have been reclassified to conform with the presentation of the December 31, 2002 amounts. The reclassifications have no effect on net income for the three months ended December 31, 2001.


NOTE 3-  PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at December 31, 2002:



                  Wind Farm                                          $5,700,000
                  Furniture and fixtures                                  3,000
                  Computer and office equipment                          67,417
                                                                   -------------
                                                                      5,770,417
                  Less:  accumulated depreciation                        18,221
                                                                   -------------
                  Net book value                                     $5,752,196
                                                                     ==========

                  Depreciation expense for the three months ended December 31, 2002 and 2001 was $4,743 and $1,600, respectively. There is no depreciation recognized on the Wind Farm in 2002 or 2001 as it is non operational until placed in service.

NOTE 4-  ADVANCES RECEIVABLE

                  As of December 31, 2002, notes receivable were $204,000. There was no interest due the Company on these loans, and the amounts due at December 31, 2002, are deemed by management to have no specific repayment terms.


NOTE 5-  COMMITMENTS AND CONTINGENCIES

                  The Company entered into a lease agreement in April 2001 in Pleasanton, California. The Company paid $2,800 per month for rent. This lease was terminated by the Company in October 2001, and all operations now run through the Oakhurst, California location. The security deposit was expensed as part of a rent payment in 2002.

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


NOTE 6-  STOCKHOLDERS' EQUITY

                  Common and Preferred Stock

                  The Company issued 1,000,000 shares of preferred stock to Denis C. Tseklenis in consideration for the Wind Farm. This preferred stock is convertible by the preferred stockholders at their discretion and they will receive 5 shares of common stock for each share of preferred stock.

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


NOTE 7-  LITIGATION

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

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


NOTE 8-  PROVISION FOR INCOME TAXES

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

                  At December 31, 2002 and 2001, deferred tax assets consist of the following:

                                                          2002           2001
                                                          ----          -----

                  Net operating loss carryforwards     $165,889     $   257,670
                  Less:  valuation allowance           (165,889)       (257,670)
                                                      ----------      ---------

                                                       $   -0-      $      -0-
                                                      ==========     ===========

                  At December 31, 2002 and September 30, 2002, the Company had federal net operating loss carryforwards in the approximate amounts of $414,723 and $496,833, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9-           NOTE PAYABLE - BANK

                  In November 2002, the Corporation closed on a line of credit with a bank in the amount of $750,000. The loan proceeds will be used to commence the operations of Opportunity Knocks. As of December 31, 2002, the Company had $10,000 outstanding.


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

Item 2.  Changes in Securities

                NONE

Item 3.  Defaults Upon Senior Securities

                NONE

Item 4.  Controls and Procedures

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the chief executive officer of the Company evaluated the effectiveness of the Company's disclosure controls and procedures and have concluded that the Company's controls and procedures are effective in timely alerting them to material information required to be disclosed in the reports that are filed or submitted under the Securities and Exchange Act of 1934. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 5.  Other Information.

                NONE

Item 6.  Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.

EXHIBIT
NUMBER         DESCRIPTION OF DOCUMENT

99.3           Certifications Required Pursuant to Section 906 of the Sarbanes-
                  Oxley Act of 2002.


SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           VOLT INC.
                                           (Registrant)

Date February 20, 2003                      /s/ Denis C. Tseklenis
                                            ----------------------------------
                                            Denis C. Tseklenis, Sole Director




                                  CERTIFICATION

I, Denis C. Tseklenis, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Volt Inc.

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

Dated: February 20, 2003

/s/Denis C. Tseklenis
Denis C. Tseklenis
Chief Executive Officer