Form 10QSB
period 2003-03-31
VOLT INC
filed 2003-05-20
CIK 1101137

7

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

       For the quarterly period ended March 31, 2003

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from ________________ to _________________

                         Commission file number 0-28555

                                    VOLT INC.
  -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                    86-0960464
  ----------------------------------------      ----------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
         or organization)

                   41667 Yosemite Pines Dr., Oakhurst CA 93644
  -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (559) 692-2474
  -----------------------------------------------------------------------------
                           (Issuer's telephone number)



  -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,919,422 Common Shares $0.001 par value as of March 31, 2003

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

The information required by Item 310(b) of Regulation S-B is attached hereto as Exhibit One.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The Company continues to diversify its operations for the benefit of the shareholders. Growth through the subsidiaries in the mortgage, real estate, construction and energy divisions has been achieved through acquisitions and internal restructuring for the long term. The Company intends to change its name from Volt Inc to Kore Holdings, Inc. to better reflect its broadening base of business.

The Company generated $1,762,777 of revenue, $136,731 of net earnings from continuing operations and $0.035 in earnings per fully diluted common share from continuing operations for the six months ended March 31, 2003.

The Company generated $1,218,811 of revenue, $54,621 of net earnings from continuing operations and $0.014 in earnings per fully diluted common share from continuing operations for the three months ended March 31, 2003.

For total operations, net income for the six months ended March 31, 2003, was $136,731 or $0.035 in earnings per fully diluted common share compared with net income of $20,298 or $0.011 in earnings per weighted-average common share for the six months ended March 31, 2002.

For total operations, net income for the three months ended March 31, 2002, was $54,621 or $0.014 in earnings per fully diluted common share compared with net income of ($2,496) or ($0.001) in earnings per weighted-average common share for the three months ended March 31, 2002.

RESULTS OF CONTINUING OPERATIONS

                                                             Six Months Ended
                                                                March 31
                                                      -------------- -----------
                                                          2003           2002

                    Revenue                            $1,762,777      $41,400

                    Cost                                  982,336            0
                                                      -----------   -----------
                    Gross profit                          780,441       41,400
                                                      ===========   ===========

                    Gross profit margin                       44%         100%

                    Income from
                    continuing operations             $   136,731      $41,400

                    Earnings per share per
                    share of common stock             $     0.035   $    0.011

                                                            Three Months Ended
                                                                 March 31
                                                      -----------    -----------
                                                         2003            2002

                    Revenue                            $1,218,811      $11,900

                    Cost                                  760,526            0
                                                      -----------    -----------


                    Gross profit                          458,664      11,900
                                                      ===========    ===========

                    Gross profit margin                     38.0%        100%

                    Income from
                    continuing operations              $   54,621     $(2,496)

                    Earnings per share per
                    share of common stock              $    0.014     $(0.001)


Revenue for the six months ended March 31, 2003 increased $1,721,377 from the same period last year. Revenue for the three months ended March 31, 2003 increased $1,206,911 from the same period last year. The reason for this increase was that the Company had not yet acquired First Washington Financial Corporation ("First Washington") as of the six months and three months ended March 31, 2002. After the end of the six months and three months ended March 31, 2002, on May 17, 2002, the Company acquired all of the issued and outstanding stock of First Washington Financial and thereby acquired control of all of the assets of First Washington. First Washington is a mortgage loan originator in the home mortgage loan industry and currently concentrates its business in Washington, D.C., Maryland and Virginia. All of the increase in revenue is attributable to revenues generated by First Washington.

Cost of revenue and operating expenses increased for these periods solely as a result of the acquisition by the Company of First Washington.

Earnings per fully diluted common share was $0.035 for the six months ended March 31, 2003 based upon fully diluted common shares outstanding of 3,919,422, and earnings per common share was $0.011 for the six months ended March 31, 2002 based upon weighted-average common shares outstanding of 3,919,422.

Earnings per fully diluted common share was $0.014 for the three months ended March 31, 2003 based on fully diluted common shares outstanding of 3,919,422, and earnings per common share was $(0.001) for the three months ended March 31, 2002 based upon weighted-average common shares outstanding of 3,919,422.

In October 2002, the Company reached an agreement with Mortgage-Matic of Greeenbelt, MD to acquire all of the issued and outstanding shares of stock of Mortgage-Matic. Mortgage-Matic concentrates their business on FHA insured loans in the $200,000 range. This accounts for approximately 70% of Mortgage-Matic's business. The acquisition of Mortgage-Matic should facilitate a streamlining of the processing and underwriting procedures of First Washington and Mortgage-Matic. The acquisition became effective as of January 1, 2003. The Company acquired all of the issued and outstanding shares of Mortgage-Matic in exchange for 75,000 shares of Series II Convertible Preferred Voting Stock. The Series II Preferred Voting Stock is convertible into the common stock of the Company on a one for one basis. Mortgage-Matic's net assets consisted of restricted cash in the amount of $177,384 and other assets.

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


Item 2.  Changes in Securities.

Effective January 1, 2003, the Company issued 75,000 shares of Series II Convertible Preferred Voting Stock (the "Convertible Preferred") in connection with an acquisition of another company. Each share of the Convertible Preferred is entitle to one vote on all matters which holders of the Company's common stock are entitled to vote. The Convertible Preferred Stock is into convertible the common stock of the Company on a one for one basis.

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

NONE

Item 5.  Other Information.

NONE

Item 6.  Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.

EXHIBIT
NUMBER          DESCRIPTION OF DOCUMENT
                -------------------------------------------------------
     1          VOLT INC AND SUBSIDIARIES FINANCIAL STATEMENTS


No Forms 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          VOLT INC.
                                                          (Registrant)

Date May 20, 2003                             /s/Denis C. Tseklenis
     ------------                             ------------------------
                                              Denis Costa Tseklenis
                                              Chief Executive Officer
                                              Chairman of the Board



                 CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934

I, Denis C. Tseklenis, Chief Executive Officer certify that:

1. I have reviewed this annual report on Form 10QSB of Volt Inc.

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

4. The Registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 20, 2003

/s/Denis C. Tseklenis
Denis C. Tseklenis
Chief Executive Officer


I, Robert F. Rood, Treasurer and Chief Financial Officer certify that:

1. I have reviewed this annual report on Form 10QSB of Volt Inc.

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

4. The Registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 20, 2003

/s/ Robert F. Rood
Robert F. Rood
Treasurer
Chief Financial Officer

EXHIBIT ONE


                           VOLT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           MARCH 31, 2003 (UNAUDITED) AND SEPTEMBER 30, 2002 (AUDITED)

                                     ASSETS




                                                   (Unaudited)      (Audited)
                                                   March   31,    September 30,
                                                      2003             2002
                                                   ------------    -------------
Current Assets:
  Cash and cash equivalents                        $ 474,814           $172,521
  Deposits                                             2,000                  -
                                                   ------------    -------------
                        Total Current Assets         476,814            172,521

Property and equipment,net                         5,793,011          5,756,339

Other Assets:
  Goodwill                                         3,000,000          3,000,000
  Deferred financing fees, net                             -              5,000
  Advances receivable                                204,000            204,000
                                                    -----------    -------------
                        Total Other Assets         3,204,000          3,209,000
                                                    -----------    -------------
                        Total Assets              $9,473,825         $9,138,460
                                                   ===========     ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
           MARCH 31, 2003 (UNAUDITED) AND SEPTEMBER 30, 2002 (AUDITED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                              (Unaudited)          (Audited)
                                                March 31,      September 30,
                                                 2003                2002
                                              ----------------------------------
Current Liabilities:
  Accounts payable                             $ 33,199         $  36,949
                                              ----------------------------------
                Total Current Liabilities        33,199            36,949

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Preferred stock, $.001 par value,
     10,000,000 shares authorized,
     1,000,000 shares issued and outstanding
     at March 31, 2003 and September 30,
     2002, respectively                           1,000             1,000

  Preferred stock Class B, $.001 par value,
     10,000,000 shares authorized, 75,000
     and 0 shares issued and outstanding
     at March 31, 2003 and September 30,
     2002, respectively                              75                 -

  Common Stock, $.001 par value, 25,000,000
     shares authorized; 3,919,422 shares
     issued and outstanding at March 31,
     2003 and September 30, 2002,
     respectively                                 3,919             3,919

  Additional paid-in capital                 12,980,928        12,778,619
  Accumulated deficit                        (3,545,296)       (3,682,027)
                                            ------------------------------------
      Total stockholders' equity              9,440,626         9,101,511
                                            ------------------------------------

  Total Liabilities and Stockholders' Equity $9,473,825        $9,138,640
                                            ====================================


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
           FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                        (UNAUDITED)             (UNAUDITED)
                                     SIX MONTHS ENDED       THREE MONTHS ENDED
                                      2003         2002     2003       2002
                                    ----------  --------   --------  ----------

Revenues                            $ 1,762,777 $  41,400  $1,218,811  $ 11,900

Cost of Revenue                         982,336         -     760,526         -
                                    -----------  --------  ----------   -------

Gross Profit                            780,441    41,400     458,285    11,900

Operating Expenses
   General and administrative           643,710    21,102     403,664    14,396
                                    -----------  --------   ---------   -------

Income (loss) from continuing
  operations before income taxes        136,731    20,298      54,621    (2,496)

Income taxes                                  -         -           -         -
                                    -----------  --------   ---------    ------
NET INCOME AVAILABLE TO COMMON
STOCKHOLDERS                        $   136,731  $ 20,298   $  54,621  $ (2,496)
                                    ===========  ========   =========   =======

BASIS AND DILUTED EARNINGS PER SHARE:

NET INCOME AVAILABLE TO COMMON
  STOCKHOLDERS                      $    0.035   $  0.011   $   0.014  $ (0.001)
                                   ============  ========   =========  =======

WEIGHTED NUMBER OF COMMON SHARES
  OUTSTANDING                        3,919,422  1,869,422   3,919,422 1,894,422
                                   ============ =========   =========  ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002




                                                     2003           2002
                                             ----------------------------------

CASH FLOWS FROM OPERAITNG ACTIVITIES
Net income                                      $   136,731       $   38,298

Adjustments to reconcile net income to net
cash used by operating activities:
   Depreciation and amortization                     14,428            3,200
   Amortization of Mortgage-Matic                   177,384                -

Changes in assets and liabilities
   Deposits                                          (2,000)               -
   Accounts payable                                  (3,750)         (18,000)
                                             ---------------------------------
      Total adjustments                             186,062)         (14,800)
                                             ---------------------------------
      Net cash provided by
        operating activities                        322,793           23,498


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment              (45,500)         (12,549)
                                             --------------------------------
   Net cash used in investing activities            (45,500)         (12,549)

CASH FLOWS FROM FINANCING ACTIVITIES
  Contributions of equity                            25,000              -
  Advances receivable - other                          -             (83,500)
                                             ---------------------------------
       Net cash provided by (used in)
        financing activities                         25,000          (83,500)
                                             ---------------------------------

NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                            302,293          (72,551)

CASH AND CASH EQUIVALENTS - BEGINNING OF
YEAR                                                172,521           85,792
                                             ----------------------------------
CASH AND CASH EQUIVALENTS - END OF YEAR         $   474,814         $ 13,241
                                             ==================================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

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

                  On May 17, 2002, the Company acquired Opportunity Knocks, LLC to rehab HUD homes and other properties in Washington, D.C., Maryland and Virginia under the HUD Gift Program. This acquisition was done simultaneously with the acquisition of First Washington and the Company paid no additional consideration for Opportunity Knocks.

                  In October 2002, the Company reached an agreement with Mortgage-Matic of Greeenbelt, MD to acquire all of the issued and outstanding shares of stock of Mortgage-Matic. Mortgage-Matic concentrates their business on FHA insured loans in the $200,000 range. This accounts for approximately 70% of Mortgage-Matic's business. The acquisition of Mortgage-Matic should facilitate a streamlining of the processing and underwriting procedures of First Washington and Mortgage-Matic. The acquisition became effective as of January 1, 2003. The Company acquired all of the issued and outstanding shares of Mortgage-Matic in exchange for 75,000 shares of Series II Convertible Preferred Voting Stock. The Series II Preferred Voting Stock is convertible into the common stock of the Company on a one for one basis. Mortgage-Matic's net assets consisted of restricted cash in the amount of $177,384 and other assets.

                  The Company's wholly owned subsidiary Arcadian Renewable Power, Inc. holds the Company's Wind Farm in the Altamont Pass in Livermore, California. The Company has two other wholly-owned subsidiaries, Sun Volt, Inc. and Sun Electronics, Inc.

                  In January of 2003, the Company entered into an agreement to acquire Greenlight Lending.com. The transaction was closed in escrow pending resolution of certain matters.

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  Principles of Consolidation

                  The condensed consolidated balance sheets for March 31, 2003 and 2002 and condensed consolidated statements of operations, changes in stockholders' equity and cash flows for the six months then ended includes Volt Inc. and its wholly-owned subsidiaries, Sun Volt, Inc., Sun Electronics, Inc., Arcadian Renewable Power, Inc., First Washington and Opportunity Knocks.

                  Intercompany transactions and balances have been eliminated in consolidation.

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002

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

                  Advertising and Marketing

                  Advertising and marketing costs are typically expensed as incurred. Advertising and marketing expense was approximately $80,655 and $830 for the six months ended March 31, 2003 and 2002, respectively.

                  Income Taxes

                  The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                  The following is a reconciliation of the computation for basic and diluted EPS:


                                                             2003         2002
                                                             ----         ----

                  Net income                              $136,731      $27,794
                                                          --------      -------

                  Weighted- average common shares
                  Outstanding (Basic)                    3,919,422    1,844,422

                  Weighted-average common stock Equivalents:
                           Stock options                         -            -
                           Warrants                              -            -

                  Weighted-average common shares
                  Outstanding (Diluted)                  3,919,422    1,844,422

                  Deferred Financing Fees

                  The Company paid a $10,000 financing fee in connection with a line of credit in April 2002. This fee will be written off over a one-year period of time. As of March 31, 2003, the entire balance has been amortized.

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Goodwill

                  In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement has been considered when determining impairment of goodwill in certain transactions. As of March 31, 2003, there are no adjustments of goodwill due to impairment.

                  Reclassifications

                  Certain amounts for the six months ended March 31, 2002 have been reclassified to conform with the presentation of the March 31, 2003 amounts. The reclassifications have no effect on net income for the six months ended March 31, 2002.


NOTE 3-  PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at March 31, 2003:



                  Wind Farm                                          $5,700,000
                  Furniture and fixtures                                 16,000
                  Computer and office equipment                          99,917
                                                                  -------------
                                                                      5,815,917
                  Less:  accumulated depreciation                        22,906
                                                                  -------------
                  Net book value                                     $5,793,011
                                                                     ==========

                  Depreciation expense for the six months ended March 31, 2003 and 2002 was $14,428 and $1,600, respectively. There is no depreciation recognized on the Wind Farm in 2003 or 2002 as it is non operational until placed in service.

NOTE 4-  ADVANCES RECEIVABLE

                  As of March 31, 2003, notes receivable were $204,000. There was no interest due the Company on these loans, and the amounts due at March 31, 2003, are deemed by management to have no specific repayment terms.

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002


NOTE 5-  DEPOSITS

                  During the quarter ended March 31, 2003, the Company's subsidiary, Opportunity Knocks placed deposits down on four homes in Virginia Beach, Virginia. Opportunity Knocks placed $500 down per home for a total of $2,000. Opportunity Knocks anticipates closing on these homes by the end of its third fiscal quarter.

NOTE 6-  COMMITMENTS AND CONTINGENCIES

                  The Company entered into a lease agreement in April 2001 in Pleasanton, California. The Company paid $2,800 per month for rent. This lease was terminated by the Company in October 2001, and all operations now run through the Oakhurst, California location. The security deposit was expensed as part of a rent payment in 2002.

NOTE 7-  STOCKHOLDERS' EQUITY

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

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002


NOTE 7-  STOCKHOLDERS' EQUITY (CONTINUED)

                  Common and Preferred Stock (Continued)

                  On January 1, 2003, the Company issued a board resolution for the authorization of a new class of preferred stock, Series II Convertible Preferred Voting Stock. The Company authorized the issuance of 10,000,000 shares with a par value of $.001. Simultaneously with this authorization, the Company issued 75,000 shares of the Preferred Stock Class B, to acquire Mortgage-Matic. The acquisition was for the net assets of Mortgage-Matic which consisted of restricted cash in the amount of $177,384 and other assets. There was no goodwill in this transaction.

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

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002

NOTE 9-  RELATED PARTY TRANSACTIONS

                  On January 1, 2003, the Company entered into a lease agreement for the rental of office space for its home office. An officer of the Company, has a two percent (2%) partnership interest in the partnership that rents this space to the Company. The lease is a five-year lese with a five-year option, with rent of $2,750 per month. Rent expense for the six months ended March 31, 2003 is $8,250. The rental paid by the Company is comparable to rental paid for comparable properties in the area.

NOTE 10- PROVISION FOR INCOME TAXES

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

                  At March 31, 2003 and 2002, deferred tax assets consist of the following:

                                                               2003       2002
                                                               ----      -----

                  Net operating loss carryforwards          $165,889  $ 257,670
                  Less:  valuation allowance                (165,889)  (257,670)
                                                            --------- ---------

                                                            $     -0- $      -0-
                                                            ========= ==========

                  At March 31, 2003 and September 30, 2002, the Company had federal net operating loss carryforwards in the approximate amounts of $414,723 and $496,833, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 11-          NOTE PAYABLE - BANK

                  In November 2002, the Corporation closed on a line of credit with a bank in the amount of $750,000. The loan proceeds will be used to acquire properties for Opportunity Knocks. As of March 31, 2003, the Company had no amounts outstanding.

NOTE 12-          SUBSEQUENT EVENTS

                  On April 3, 2003, the Company reached an agreement to acquire Heritage Mortgage for cash and restricted securities. The acquisition enhances the Company's financial services division in an effort to provide nationwide coverage for its financial products.