Form 10QSB
period 2003-06-30
VOLT INC
filed 2003-08-20
CIK 1101137

5

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2003

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from ________________ to _________________

                         Commission file number 0-28555

                                    VOLT INC.
  -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          NEVADA                                         86-0960464
 --------------------------                    ----------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,919,422 Common Shares $0.001 par value as of June 30, 2003

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

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

The Company generated $3,065,578 of revenue, $79,705 of net earnings from continuing operations and $0.02 in earnings per fully diluted common share from continuing operations for the nine months ended June 30, 2003.

The Company generated $1,302,578 of revenue, $19,974 of net earnings from continuing operations and $0.01 in earnings per fully diluted common share from continuing operations for the three months ended June 30, 2003.

For total operations, net income for the nine months ended June 30, 2003, was $79,705 or $0.02 in earnings per fully diluted common share compared with net income of $87,279 from continuing operations before extraordinary items $0.04 in earnings per weighted-average common share before extraordinary items for the nine months ended June 30, 2002.

For total operations, net income for the three months ended June 30, 2003, was $19,974 or $0.01 in earnings per fully diluted common share compared with net income of $66,981 or $0.02 in earnings per weighted-average common share for the three months ended March 31, 2002.

RESULTS OF CONTINUING OPERATIONS

                                                        Nine Months Ended
                                                             March 31

                                                          2003            2002
                                                       -----------    ----------
                    Revenue                             $3,065,355     $359,111

                    Cost                                 1,511,534      112,065
                                                         ---------      -------

                    Gross profit                         1,553,821      247,046
                                                         =========      =======

                    Gross profit margin                        51%          69%

                    Income from
                    continuing operations
                    before extraordinary item            $  79,705      $87,279

                    Earnings per share per
                    share of common stock                $    0.02      $  0.04

                                                          Three Months Ended
                                                                June 30

                                                             2003         2002
                                                         -----------------------
                    Revenue                              $1,302,578    $317,711

                    Cost                                    529,198     112,065
                                                         -----------   --------

                    Gross profit                            773,380     205,646
                                                         ===========    =======

                    Gross profit margin                        59.%         65%

                    Income from
                    continuing operations               $    19,974    $ 66,981

                    Earnings per share per
                    share of common stock               $      0.01    $   0.02


Revenue for the nine months ended June 30, 2003 increased $2,706,244 from the same period last year. Revenue for the three months ended June 30, 2003 increased $984,867 from the same period last year. The reason for this increase was that on May 17, 2002, the Company acquired all of the issued and outstanding stock of First Washington Financial and thereby acquired control of all of the assets of First Washington. First Washington is a mortgage loan originator in the home mortgage loan industry and currently concentrates its business in Washington, D.C., Maryland and Virginia. All of the increase in revenue is attributable to revenues generated by First Washington.

Cost of revenue and operating expenses increased for these periods solely as a result of the acquisition by the Company of First Washington.

Earnings per fully diluted common share was $0.02 for the nine months ended June 30, 2003 based upon fully diluted common shares outstanding of 3,919,422, and earnings per common share was $0.04 before extraordinary items and $0.05 after extraordinary items for the nine months ended June 30, 2002 based upon weighted-average common shares outstanding of 2,219,422.

Earnings per fully diluted common share was $0.01 for the three months ended June 30, 2003 based on fully diluted common shares outstanding of 3,919,422, and earnings per common share was $0.02 for the three months ended June 30, 2002 based upon weighted-average common shares outstanding of 2,219,422.

In October 2002, the Company reached an agreement with Mortgage-Matic of Greeenbelt, MD to acquire all of the issued and outstanding shares of stock of Mortgage-Matic. Mortgage-Matic concentrates their business on FHA insured loans in the $200,000 range. This accounts for approximately 70% of Mortgage-Matic's business. The acquisition became effective as of January 1, 2003. The Company acquired all of the issued and outstanding shares of Mortgage-Matic in exchange for 75,000 shares of Series II Convertible Preferred Voting Stock. The Series II Convertible Preferred Voting Stock is convertible into the common stock of the Company on a one for one basis. Mortgage-Matic's net assets consisted of restricted cash in the amount of $177,384 and other assets.

In April, 2003, the Company acquired Heritage Mortgage which does business in Maryland and Virginia. Heritage Mortgage concentrates their business on FHA insured loans in the $200,000 range. The Company acquired all of the issued and outstanding shares of Heritage Mortgage in exchange for 50,000 shares of Series II Convertible Preferred Voting Stock. The Series II Convertible Preferred Voting Stock is convertible into the common stock of the Company on a one for one basis. The acquisition was for the net assets of Heritage which consisted of goodwill of $100,000.

The Company has moved its mortgage operations to California where its executive office is located. The Company has reached an agreement to acquire Yosemite Brokerage, Inc. in Oakhurst, California. Yosemite Brokerage currently averages seventy closing a month mostly in the $200,000 range. Yosemite Brokerage had revenue of $1,559,000 in July, 2003. The Company plans to expand Yosemite Brokerage's business in California's central valley area which is growing at a rate of 26% per year. The Company also plans to expand into the secondary paper market.

SUBSEQUENT EVENTS

In July 2003, the Company purchased all the outstanding shares of Wolverine Power Corporation for cash and preferred stock. The major assets included in the Michigan utility are the hydro-electric turbines, the Federal Energy Regulatory Commission license and the Power Purchase Agreement with Consumer's Energy which runs through 2022.

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

In April 2003, the Company issued 50,000 shares of Series II Convertible Preferred Voting Stock (the "Convertible Preferred") in connection with an acquisition of another company. Each share of the Convertible Preferred is entitle to one vote on all matters which holders of the Company's common stock are entitled to vote. The Convertible Preferred Stock is into convertible the common stock of the Company on a one for one basis.

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

NONE

Item 5.  Other Information.

NONE

Item 6.  Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.

EXHIBIT
NUMBER              DESCRIPTION OF DOCUMENT
-------            ------------------------------------------------
     1             VOLT INC AND SUBSIDIARIES FINANCIAL STATEMENTS


No Forms 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    VOLT INC.
                                                    (Registrant)

Date August 20, 2003                                /s/Denis C. Tseklenis
                                                    Denis Costa Tseklenis
                                                    Chief Executive Officer
                                                    Chairman of the Board



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

Dated:  August 20, 2003

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

Dated:  August 20, 2003

/s/ Robert F. Rood
Robert F. Rood
Treasurer
Chief Financial Officer

EXHIBIT ONE

                           VOLT, INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED):

         BALANCE SHEETS AS OF JUNE 30, 2003  (UNAUDITED)
         AND SEPTEMBER 30, 2002 (AUDITED)

         STATEMENTS OF INCOME FOR THE NINE AND THREE MONTHS
         ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

         STATEMENTS OF CASH FLOWS FOR NINE MONTHS
         ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)


                           VOLT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           JUNE 30, 2003 (UNAUDITED) AND SEPTEMBER 30, 2002 (AUDITED)

                                     ASSETS




                                                   (Unaudited)      (Audited)
                                                   June   30,     September 30,
                                                      2003             2002
                                                   ------------    -------------
Current Assets:
  Cash and cash equivalents                        $ 430,723           $172,521
  Deposits                                             2,000                  -
                                                   ------------    -------------
                        Total Current Assets         423,723            172,521

Property and equipment,net                         5,788,325          5,756,339

Other Assets:
  Goodwill                                         3,100,000          3,000,000
  Deferred financing fees, net                             -              5,000
  Advances receivable                                204,000            204,000
                                                  -----------     -------------
                        Total Other Assets         3,304,000          3,209,000
                                                  -----------     -------------
                        Total Assets              $9,525,048         $9,138,460
                                                  ===========     =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
           JUNE 30, 2003 (UNAUDITED) AND SEPTEMBER 30, 2002 (AUDITED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                              (Unaudited)          (Audited)
                                                June 30,        September 30,
                                                 2003                2002
                                              ----------------------------------
Current Liabilities:
  Accounts payable                             $ 41,448         $  36,949
                                              ----------------------------------
                Total Current Liabilities        41,448            36,949

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Preferred stock, $.001 par value,
     10,000,000 shares authorized,
     1,000,000 shares issued and outstanding
     at June 30, 2003 and September 30,
     2002, respectively                          1,000             1,000

  Preferred stock Class B, $.001 par value,
     10,000,000 shares authorized, 125,000
     shares issued and outstanding
     at June 30, 2003 and September 30,
     2002, respectively                            125                 -

  Common Stock, $.001 par value, 25,000,000
     shares authorized; 3,919,422 shares
     issued and outstanding at June 30,
     2003 and September 30, 2002,
     respectively                                 3,919             3,919

  Additional paid-in capital                 13,080,878        12,778,619
  Accumulated deficit                        (3,602,322)       (3,682,027)
                                            ------------       -----------
      Total stockholders' equity              9,483,600         9,101,511
                                            ------------       -----------

  Total Liabilities and Stockholders' Equity $9,525,048        $9,138,640
                                            ============       ===========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
           FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002

                                        (UNAUDITED)             (UNAUDITED)
                                      NINE MONTHS ENDED       THREE MONTHS ENDED
                                      2003         2002     2003       2002
                                    ----------  --------   --------  ----------

Revenues                            $ 3,065,355 $ 359,111  $1,302,578  $317,711

Cost of Revenue                       1,511,534   112,065     539,198   112,065
                                    -----------  --------  ----------   -------

Gross Profit                          1,553,821   247,046     773,380   205,646

Operating Expenses
   General and administrative         1,474,116   159,767     753,406   138,665
                                    -----------  --------   ---------   -------

Income (loss) from continuing
  operations before income taxes         79,705    87,279      19,974    66,981

Income taxes                                  -         -           -         -

EXTRAORDINARY ITEM
   Reversal of debt and payables              -    18,000           -         -
                                    -----------  --------   ---------    ------

NET INCOME (LOSS)                   $    79,705  $105,279   $  19,974  $ 66,981

   Dividends                                  -         -           -         -
                                    -----------  --------   ---------   --------

NET INCOME (LOSS) AVAILABLE TO
   COMMON STOCKHOLDERS              $    79,705  $105,279   $  19,974  $ 66,981
                                    ===========  ========   =========   =======

BASIS AND DILUTED EARNINGS PER SHARE:
   Income (loss) from continuing
   operations available to common
   stockholders                     $      0.02  $   0.04   $    0.01  $   0.02
   Extraordinary item                         -      0.01           -         -
                                    -----------  --------   ---------  ---------
NET INCOME AVAILABLE TO COMMON
  STOCKHOLDERS                      $      0.02   $  0.05   $    0.01  $   0.02
                                    ============ ========   =========  ========

WEIGHTED NUMBER OF COMMON SHARES
  OUTSTANDING                        3,919,422  2,219,422   3,919,422 2,919,422
                                   ============ =========   =========  ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002




                                                     2003           2002
                                             ----------------------------------

CASH FLOWS FROM OPERAITNG ACTIVITIES
Net income                                      $    79,705       $  105,279

Adjustments to reconcile net income to net
cash used by operating activities:
   Depreciation and amortization                     19,114            6,293
   Amortization of Mortgage-Matic                   177,384                -

Changes in assets and liabilities
   Deposits                                          (2,000)               -
   Commissions receivable                                  -         (50,000)
   Accounts payable                                   4,499          (16,851)
                                             ---------------      ------------
      Total adjustments                             198,997          (60,558)
                                             ---------------------------------
      Net cash provided by
        operating activities                        278,702           44,721


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment              (45,500)         (30,441)
                                             --------------------------------
   Net cash used in investing activities            (45,500)         (30,441)

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances receivable - other                             -          (83,500)
  Deferred financing fees                                 -          (10,000)
  Contributions of equity                            25,000              -
                                             ---------------------------------
       Net cash provided by (used in)
        financing activities                         25,000          (93,500)
                                             ---------------------------------

NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                            258,202          (79,220)

CASH AND CASH EQUIVALENTS - BEGINNING OF
PERIOD                                              172,521           85,792
                                             ----------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD       $   430,723         $  6,572
                                             ==================================

NON CASH INVESTING AND FINANCING ACTIVITIES
   Common stock issued for the acquisition
   of First Washington                          $         -      $ 3,000,000
                                              =============      ===========

   Preferred stock issued for the acquisition
   Heritage Mortgage                            $   100,000      $         -
                                              =============      ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           VOLT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2003 AND 2002


NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

                  The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the nine and three months ended June 30, 2003 may not be indicative of the results for the entire year.

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

                  On May 17, 2002, the Company acquired First Washington Financial Corporation, a company which provides financial services in Bethesda, Maryland ("First Washington"). First Washington is a mortgage company whose emphasis lies in residential mortgages in the greater Washington, D.C. service area. First Washington was acquired for 2,000,000 shares of the Company's common stock.

                  In October 2002, the Company reached an agreement with Mortgage-Matic of Greenbelt, MD to merge the operations of Mortgage-Matic with First Washington. Mortgage-Matic concentrates their business on FHA insured loans in the $200,000 range. This accounts for approximately 70% of its business. The merger should facilitate a streamlining of the processing and underwriting procedures of the companies. This merger became effective as of January 1, 2003. The Company acquired Mortgage-Matic for 75,000 shares of Preferred Stock Class B. For those shares, the Company acquired the net assets of Mortgage-Matic. The net assets consisted of restricted cash in the amount of $177,384.

                  In April 2003, the Company acquired Heritage Mortgage ("Heritage") of South Carolina for 50,000 shares of the Company's Class B Preferred Stock. The acquisition was for the net assets of Heritage which consisted of goodwill of $100,000.

                           VOLT, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JUNE 30, 2003 AND 2002

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  The Company has two other power related wholly-owned subsidiaries, Sun Volt, Inc. and Sun Electronics, Inc. besides Arcadian Renewable Power, Inc. Arcadian Renewable Power, Inc. is the corporation that holds the Altamont Wind Farm in the Altamont Pass in Livermore, California.

                  Principles of Consolidation

                  The unaudited condensed consolidated balance sheet for June 30, 2003, unaudited condensed consolidated statements of income for the nine and three months ended June 30, 2003 and naudited statement of cash flows for the nine months ended June 30, 2003 include Volt, Inc. and its wholly-owned ubsidiaries, First Washington, Mortgage-Matic, Heritage Mortgage, Opportunity Knocks, Sun Volt, Inc., Sun Electronics, Inc. and Arcadian Renewable Power, Inc.

                  The unaudited condensed consolidated balance sheet for June 30, 2002, unaudited condensed consolidated statements of income for the nine and three months ended June 30, 2002 and unaudited statement of cash flows for the nine months ended June 30, 2002 include Volt, Inc. and its wholly-owned subsidiaries, First Washington, Sun Volt, Inc., Sun Electronics, Inc. and Arcadian Renewable Power, Inc.

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

                           VOLT, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JUNE 30, 2003 AND 2002


NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                  First Washington, Mortgage-Matic and Heritage Mortgage record commission income upon the closing of their respective transactions.

                  Advertising

                  Advertising costs are typically expensed as incurred. Advertising and marketing expense was approximately $163,821 and $830 for the nine months ended June 30, 2003 and 2002, respectively.

                  Income Taxes

                  The income tax benefit is computed based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

                  Fair Value of Financial Instruments

                  The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, notes receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

                  Deferred Financing Fees

                  The Company paid a $10,000 financing fee in connection with a line of credit in April 2002. This fee was written off over a one-year period of time. As of June 30, 2003, the entire balance has been amortized.

                           VOLT, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JUNE 30, 2003 AND 2002

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

                  Goodwill

                  In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement has been considered when determining impairment of goodwill in certain transactions. As of June 30, 2003, there are no adjustments of goodwill due to impairment.


                  Earnings Per Share of Common Stock

                  Historical net income per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                        2003         2002
                                                      ---------    --------

                  Net income                          $  79,705    $ 136,731

                  Weighted-average common shares
                  outstanding (basic)                 3,919,422    3,919,422

                  Weighted-average common stock
                  Equivalents
                  Stock options                               -            -
                  Warrants                                    -            -

                  Weighted-average common shares
                  outstanding (diluted)               #,919,422    3,919,422

                  Reclassifications

                  Certain amounts for the nine and three months ended June 30, 2002 have been reclassified to conform with the presentation of the June 30, 2003 amounts. The reclassifications have no effect on net income for the nine and three months ended June 30, 2003.

                           VOLT, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JUNE 30, 2003 AND 2002


NOTE 3-  PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at June 30, 2003:

                  Wind Farm                                     $ 5,700,000
                  Furniture and fixtures                             46,000
                  Computer and office equipment                      69,917
                                                                -----------
                                                                $ 5,815,917
                  Less: accumulated depreciation                    (27,592)
                                                                -----------
                  Net book value                                $ 5,788,325
                                                                ===========

NOTE 4-  ADVANCES RECEIVABLE

                  As of June 30, 2003, notes receivable were $204,000. There was no interest due the Company on these loans, and the amounts due at June 30, 2003, are deemed by management to have no specific repayment terms.

NOTE 5-  DEPOSITS

                  During the quarter ended March 31, 2003, the Company's subsidiary, Opportunity Knocks placed deposits down on four homes in Virginia Beach, Virginia. Opportunity Knocks placed $500 down per home for a total of $2,000. Opportunity Knocks anticipates closing on these homes by the end of the fiscal year.

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

                           VOLT, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JUNE 30, 2003 AND 2002


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

                  On May 17, 2002, the Company issued 2,000,000 shares of restricted common stock to acquire First Washington and thus it became a wholly-owned subsidiary. The shares were valued at the time of the transaction at $1.50 per share, or $3,000,000.

                  On January 1, 2003, the Company issued a board resolution for the authorization of a new class of preferred stock, Preferred Stock, Class B. The Company authorized the issuance of 10,000,000 shares with a par value of $.001. Simultaneously with this authorization, the Company issued 75,000 shares of the Preferred Stock Class B, to acquire Mortgage-Matic. The acquisition was for the net assets of Mortgage-Matic which consisted of restricted cash in the amount of $177,384. There was no goodwill in this transaction.

                  In April 2003, the Company issued 50,000 shares of the Preferred Stock, Class B to acquire Heritage Mortgage ("Heritage"). The acquisition was for the net assets of Heritage which consisted of goodwill of $100,000. There was no impairment on this transaction.

NOTE 8-           RELATED PARTY TRANSACTION

                  On January 1, 2003, the Company entered into a lease agreement for the rental of office space for its home office. An officer of the Company is a partner in the partnership that rents this space to the Company. The lease is a five-year lease with a five-year option, with rent of $2,750 per month. Rent expense for the nine months ended June 30, 2003 is $16,500.

                           VOLT, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JUNE 30, 2003 AND 2002

NOTE 9-  LITIGATION

                  In September of 1999, the Deerbrook Publishing Group, Inc. ("Deerbrook"), a formerly wholly-owned subsidiary of the Company, leased a computer driven aspect image center (printer for film) used to make separation for printing (the "aspect image center") and certain other computer equipment from Copelco Capital, Inc. ("Copelco"). All of the equipment was delivered to the Deerbrook's then printing operation in Phoenix, Arizona, and installed. Shortly thereafter, Deerbrook ceased printing for itself and its customers. The equipment was returned to Copelco. In August of 2000, Copelco brought suit in the United States District Court for the District of Arizona, cause no. CIV'00-1620 PHX ROS, to recover its alleged damages of $155,398 for Deerbrook's return of the leased equipment plus continuing interest at the rate of one and one-third percent per month and attorneys fees and costs. The Company does not believe that Copelco has mitigated its damages and further believes that Copelco has either sold the equipment or otherwise disposed of the same in a manner which was not commercially reasonable. The Copelco claims will be vigorously defended against. Any possible loss from this litigation will be less than one percent (1%) of the Company's net assets and will be immaterial. Since the change in control of the Company on April 6, 2001, there have been no legal proceedings brought against Volt.

NOTE 10-          PROVISION FOR INCOME TAXES

                  Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

                  At June 30, 2003 and 2002 deferred tax assets consist of the following:


                                                        2003         2002
                                                      --------     ---------

                  Net operating loss carryforwards    $ 166,851    $ 257,670
                  Less: valuation allowance            (166,851)    (257,670)
                                                      ---------    ---------
                                                      $       -    $       -
                                                      =========    ==========

                  At June 30, 2003 and 2002, the Company had federal net operating loss carryforwards in the approximate amounts of $417,128 and $496,833, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                           VOLT, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JUNE 30, 2003 AND 2002



NOTE 11-          NOTE PAYABLE - BANK

                  In November 2002, the Corporation closed on a line of credit with a bank in the amount of $750,000. The loan proceeds were used to acquire properties for Opportunity Knocks. As of June 30, 2003, the Company had no amounts outstanding.


NOTE 12- SUBSEQUENT EVENTS

                  In July 2003, the Company purchased all the outstanding shares of Wolverine Power Corporation for cash and preferred stock. The major assets included in the Michigan utility are the hydro-electric turbines, the Federal Energy Regulatory Commission license and the Power Purchase Agreement with Consumer's Energy which runs through 2022.