Form 10KSB
period 2003-09-30
VOLT INC
filed 2004-01-15
CIK 1101137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED SEPTEMBER 30, 2003

                                     0-28555
                            (Commission file number)

                                    VOLT INC.
                 (Name of small business issuer in its charter)

                     Nevada                                86-0960464
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                              Number)

41667 Yosemite Pines Drive, Oakhurst, CA 93644              93644
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number is:  (559) 692-2474

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                          $.001 Par Value Common Stock
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this from, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [X]

Indicate by check mark whether the issuer is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [  ]  No [X]

The issuer's revenues for the most recent fiscal year were $2,041,991.

The aggregate value of the voting stock held by non-affiliates as of January 13, 2004, was $7,257,710.

The number of shares outstanding of the issuer's common equity as of January 13, 2004 was 4,919,422, $.001 Par Value.

Portions of the following documents are incorporated by reference into Part II,
Item 5 and Part III, Item 10 respectively of this Form 10KSB: Applicable portions of the Company's Form 10SB12G filed with the Securities and Exchange Commission on December 17, 1999 and applicable portions of the Company's Form 10KSB filed with the Securities and Exchange Commission on January 16, 2002.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

                                TABLE OF CONTENTS

PART I.......................................................................1

   ITEM 1.  DESCRIPTION OF BUSINESS..........................................1
      History................................................................1
      The Company............................................................2
      The Alternative Energy Business........................................2
      The Mortgage Business..................................................3
      The Real Estate Business...............................................3
   ITEM 2.  DESCRIPTION OF PROPERTY..........................................3
      Corporate Offices......................................................3
      Energy Properties......................................................3
   ITEM 3.  LEGAL PROCEEDINGS................................................3
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............3

PART II......................................................................4

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........4
      Market Information.....................................................4
      Capital Stock and Holders of Capital Stock.............................5
      Dividends..............................................................5
      Securities Authorized for Issuance Under Equity Compensation Plans.....5
      Recent Sales of Unregistered Securities................................5
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........6
      Results of Continuing Operations.......................................6
      Management's Discussion................................................8
   ITEM 7.  FINANCIAL STATEMENTS.............................................9
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS....................9

PART III.....................................................................9
   ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS.................................9
   ITEM 10.  EXECUTIVE COMPENSATION.........................................10
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.10
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................11
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K...............................12
      Index to Exhibits.....................................................12
      Reports on Form 8-K:..................................................12
   ITEM 14.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES...............12

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

In May, 2001, the Company established Sun Volt, Inc., a Nevada corporation ("Sun Volt"). Sun Volt is engaged in the business of construction and sale of energy products and energy projects.

In May, 2001, the Company established Sun Electronics, Inc., a Nevada corporation ("Sun Electronics"). Sun Electronics is engaged in the research and development of alternative energy products.

On May 17, 2002, the Company acquired all of the stock of First Washington Financial Corporation, a Nevada corporation ("First Washington"). First Washington is a mortgage loan originator in the home mortgage loan industry that, until August, 2003, concentrated its business in Washington, D.C., Maryland and Virginia. In August, 2003, First Washington moved its operations to the Central Valley of California.

On May 17, 2002, the Company acquired Opportunity Knocks, LLC, a Maryland limited liability company ("Opportunity Knocks"). Opportunity Knocks is in the business of acquiring, refurbishing and selling real estate. Opportunity Knocks specializes in HUD properties.

In October 2002, and April 3, 2003, the Company acquired Mortgage-Matic Brokers, LLC and Heritage Mortgage Bankers, LLC respectively. Both Mortgage-Matic and Heritage are mortgage loan originators in the home mortgage loan industry in Washington, D.C., Maryland and Virginia. In July, 2003, the Company disposed of both Mortgage-Matic and Heritage.

In July, 2003, the Company acquired Yosemite Brokerage, Inc., a California corporation ("Yosemite"). Yosemite is a loan originator in the home mortgage loan industry in California's Central Valley.

The Company

The Company is a holding company formed in the Sate of Nevada whose subsidiaries include Arcadian, Sun Volt, Sun Electronics, First Washington, Opportunity Knocks and Yosemite.

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

Sun Volt is currently engaged in the sale and construction of alternative energy products and power from generators and other sources of co-generation.

The Mortgage Business

First Washington and Yosemite earn fees on the origination of real estate mortgage loans in the California's Central Valley. Yosemite leases office space in Oakhurst, California. First Washington and Yosemite specialize in residential mortgage loans. First Washington and Yosemite have 13 full time employees. First Washington and Yosemite obtain customers through direct contact by telephone, the internet and referrals from existing customers.

The Real Estate Business

Opportunity Knocks is in the business of acquiring, refurbishing and selling real estate in the Washington D.C. area. Initially, Opportunity Knocks will utilize the expertise and some of the employees of First Washington and Yosemite to operate its business. Opportunity Knocks specializes in acquiring, refurbishing and selling of HUD properties. Opportunity Knocks will utilize the HUD gifting program to attract first time home buyers who might not otherwise be able to qualify for a home mortgage. Opportunity Knocks shares office space with First Washington and Yosemite. During the year ended September, 30, 2003, Opportunity Knocks moved its business from the Washington D.C. metropolitan area to the California's Central Valley.

ITEM 2.  DESCRIPTION OF PROPERTY

Corporate Offices

The Company leases its corporate and executive offices at 41667 Yosemite Pines Drive, Oakhurst, CA 93644. The Company considers its offices to be adequate. Yosemite leases its corporate offices at 400500 Highway 41, Oakhurst, CA 93644. The Company considers Yosemite's offices to be adequate.

Energy Properties

The Company's Wind Farms are all located on leased property in the Altamonte Pass east of San Francisco, California.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending or threatened legal proceedings against the Company or any of its subsidiaries.

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


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The company's Common Stock trades under the stock symbol VOLT on the NASDAQ'S OTC Bulletin Board. The following table sets forth the quarterly high and low closing bid prices for the Company's common stock for the periods indicated:

For the year ended September 30, 2001:

                                                High                 Low
    Deerbrook:
       Quarter ended   December 31, 2000         $ 0.07            $ 0.005
       Quarter ended   March 31, 2001              0.08              0.01
    VOLT:
       Quarter ended   June 30, 2001              10.25              0.015
       Quarter ended   September 30, 2001          9.00              2.50

For the year ended September 30, 2002:

                                               High                  Low

       Quarter ended   December 31, 2001        $  4.30              2.25
       Quarter ended   March 31, 2002              4.20              1.50
       Quarter ended   June 30, 2002               2.00              1.55
       Quarter ended   September 30, 2002          2.05              1.43

For the year ended September 30, 2003:

                                               High                  Low

       Quarter ended   December 31, 2002        $  3.30              3.30
       Quarter ended   March 31, 2003              3.05              3.00
       Quarter ended   June 30, 2003               2.05              1.70
       Quarter ended   September 30, 2003          1.75              1.75

The quotations reflect inter-dealer price, without mark-up, mark-down or commission and may not represent actual transactions.

Capital Stock and Holders of Capital Stock

As of September 30, 2003, the Company had two classes of capital stock outstanding; Common Stock, $.001 par value, and Series A Voting Convertible Preferred Stock. As of September 30, 2003, there were approximately 650 holders of record of the Company's Common Stock and one holder of record of the Company's Series A Voting Convertible Preferred Stock. The Company's Series A Voting Convertible Preferred Stock is convertible into the Company's common stock at the ratio of five shares of the Company's Common Stock for each share of the Company's Series A Voting Convertible Preferred Stock.

As of September 30, 2003, the Company's subsidiary, First Washington, has two classes of capital stock outstanding; Common Stock, no par value and Series A 10 % Non-Cumulative Convertible Preferred Stock. The Company owns 10,000,000 shares of First Washington's Common Stock, no par value. First Washington has issued 500,000 shares of Series A 10% Non-Cumulative Convertible Preferred Stock which is convertible into First Washington's Common Stock at the ratio of four shares of First Washington's Common Stock for each share of First Washington's Series A 10% Non-Cumulative Convertible Preferred Stock. There is one owner of First Washington's Series A 10% Non-Cumulative Convertible Preferred Stock.

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

First Washington has not declared or paid any cash dividends on its Series A 10% Non-Cumulative Convertible Preferred Stock to date.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities

Sales of securities by the Company and its subsidiaries within the past three years without registration under the Securities Act were as follows:

With respect to such sales within the fiscal years ended September 30, 2003, 2002 and 2001, see Note 7 to the Company's Consolidated Financial Statements contained herein. Each share of the Company's Series A Voting Convertible Preferred Stock referred to in Note 7 is convertible into five shares of the Company's common stock at the option of the holder(s) thereof. Each share of First Washington's Series A 10% Non-Cumulative Convertible Preferred Stock referred to in Note 7 is convertible into four shares of First Washington's common stock at the option of the holder(s) thereof.

With respect to such sales within the fiscal year ended September 30, 2000, refer to the applicable portions of the Company's Form 10SB12G filed with the Securities and Exchange Commission December 17, 1999, which by this reference are incorporated herein by reference for this specific purpose.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, AND THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO COMPETITION AND OVERALL MARKET AND ECONOMIC CONDITIONS.

Results of Continuing Operations

The following table of selected financial information summarizes certain selected consolidated financial data and is qualified in its entirety by the more detailed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.


                           VOLT INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


                                                             2003         2002
                                                            ----------  --------

Revenue                                                   $ 2,041,991 $ 926,128

Cost of Revenue                                             1,122,381   302,878
                                                           -----------  --------

Gross Profit                                                  919,610   623,250

Operating Expenses
   General and administrative costs                           911,439   362,230
                                                           -----------  --------

          Total operating expenses                            911,439   362,230
                                                           -----------  -------
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                                             8,171   261,020

   Gain from discontinued operations                           97,723         -
   Loss on disposal                                           (36,360)        -
                                                           ----------   -------
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                                           69,534    261,020

   Income taxes                                                    -         -

                                                          -----------  --------

NET INCOME                                               $    69,534   $261,020
                                                         ===========   ========

BASIS AND DILUTED EARNINGS PER SHARE:
   Earnings per share on continuing
   operations                                           $      0.00  $    0.10
                                                        ===========  =========
   Earnings per share on gain from
   discontinued operations                              $      0.02  $       -
                                                        ===========  =========
   Loss per share on disposal                           $     (0.01) $       -
                                                        ===========  =========
   Earnings per share on all operations                 $      0.02  $    0.10
                                                        ===========  =========


Revenue for the year ended September 30, 2003, increased $1,115,863 from the year ended September 30,2002. The Cost of Revenue for the year ended September 30, 2003, increased $819,503 from the year ended September 30,2002. Gross Profit for the year ended September 30, 2003, increased 296,360 from the year ended September 30, 2002. Operating Expenses for the year ended September 30, 2003 increased $549,209 from the year ended September 20, 2002. In the year ended September 30, 2003, the Company experienced a net gain of $97,723 from discontinued operations and a one time loss on the disposal of subsidiaries in the amount of $(36,360). Net Income for the year ended September 30, 2003, decreased $(191,486) from the year ended September 30, 2002. Earnings per share on all operations for the year ended September 30, 2003 decreased $(0.08) from the year ended September 30, 2002.

Management's Discussion

Because of delays in the redevelopment of the Company's Wind Farm business caused by the Chapter 11 Reorganization proceedings of Pacific Gas and Electric Company, the Company's energy business produced minimal revenue for the year ended September 30, 2003. The Company is proceeding with redevelopment planning for its Altamonte Pass Wind Farm. However, the redevelopment is not expected to be completed in the near term due to the uncertainty of both the state of California's energy problems and legislative solutions and the Chapter 11 Reorganization Proceeding of Pacific Gas and Electric Company pending in the United States Bankruptcy Court in the Northern District of California. Since the Company's Wind Farm business is primarily dependent on the purchase of power from the Company by Pacific Gas and Electric and Pacific Gas and Electric is in Chapter 11 Reorganization proceedings the Company cannot currently predict when its Wind Farm business will begin to produce revenue. The Company is aggressively pursuing acquisitions for its energy division in the hydroelectric, distributed power and solar power segments of the energy market as it has strong expertise in these fields.

During the year ended September 30, 2003, the Company closed in escrow on the purchase of Wolverine Power Corporation, a Michigan hydroelectric facility. However, the escrow conditions have not as yet been satisfied by Wolverine and therefore the purchase of the facility is not as yet completed. When the conditions to closing the escrow have been met, the purchase will be finalized. There can be no assurance that the escrow conditions will be satisfied and that the purchase will be finalized.

The Company's real estate business produced no revenue for the year ended September 30, 2003. The Company has determined to move its real estate business from the metropolitan Washington, D.C. area to the Central Valley area of California for two reasons; the Company's executive offices are located in central California, and California's Central Valley is the fastest growing housing market in California. The Company has an existing loan commitment for $750,000 to acquire and refurbish residential real estate. The Company anticipates realizing revenue from its real estate business in its 2004 fiscal year.

The Company's primary source of revenue is its mortgage business. In late summer of 2003, the Company determined to discontinue its mortgage business operations in the Washington D.C. metropolitan area due to increasing cost of revenue, increasing operating expenses and decreasing revenues. The Company determined that the increased costs and decreasing revenues were a direct consequence of lack of senior management oversight. The Company determined to move its mortgage business to California's Central Valley for two reasons; the California Central Valley is the fastest growing housing market in California, and senior management is located in central California. To facilitate the move to Central California, the Company has acquired Yosemite Mortgage Brokers, Inc. The Company expects substantial increases in revenue from its mortgage business in the year ending September 30, 2004.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are attached hereto.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There have been no changes in or disagreements with the Company's accountants on any matter.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the Company's directors, executive officers, and certain key employees:

Name                                  Age           Position With the Company

Denis C. Tseklenis                    54         Chairman, President, Chief
                                                 Executive Officer and Secretary

Robert F. Rood....                    36         Director, Treasurer

James A. Sharon...                    52         Director

Bruce Persson.....                    62         Director

Denis C. Tseklenis Mr. Tseklenis has served as the chairman of the board of directors, president, chief executive office and secretary of the Company since April 6, 2001. Mr. Tseklenis has a Masters of Science Degree from Boston University and an extensive background in marketing, finance and public corporate development. Mr. Tseklenis has previously served as president and chairman of other public companies in which revenues exceeded One Hundred Million Dollars ($100,000,000) per year and which had rapid growth in multiple locations. In the 1980's Mr. Tseklenis' companies sold and leased over 60,000 solar systems to home owners at a cost of approximately $4,000 per unit. Mr. Tseklenis has extensive experience in real estate management and construction having managed over 2, 500 apartment and condominium units.

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

Bruce Persson....Mr.Persson has been a director of the Company since February
13, 2002. Mr. Persson has owned and operated California Paving, Inc., a licensed paving contractor since 1993. Mr. Persson was a founder of the Bank of Madera, Oakhurst, California, and was a director of the bank until 1999. Mr. Persson has extensive experience in business and real estate development.

There are no family relationships among directors, or executive officers.

ITEM 10.  EXECUTIVE COMPENSATION

With respect to executive compensation for the fiscal years ended September 30, 2001 and 2000, refer to the applicable portions of the Company's Form 10KSB filed with the Securities and Exchange Commission January 16, 2002 which by this reference are incorporated herein by reference for this specific purpose.

The Company paid no executive compensation for the fiscal year ended September 30, 2002.

In the fiscal year ended September 30, 2003, the Company paid Robert F. Rood, the Company's Treasurer annual compensation of $140,401. The Company paid no other executive compensation of any nature in the fiscal year ended September 30, 2003.

The Company has no employment contracts. The company does not have a bonus or stock option plan at this time.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following is a listing of security ownership of management and certain beneficial owners of the Issuer's securities as of January 13, 2003. On that date there were 4,919,422 shares of the Company's common stock issued and outstanding and 1,000,000 shares of the Company's Series One Voting Convertible Preferred Stock outstanding.

Title          Name and Position                  Amount        Percent
Of Class       of Beneficial Owner                 and          of Class
                                                Nature of
                                                Beneficial
                                                Ownership(1)
-------- ---------------------------            ----------      --------

Common     Denis C. Tseklenis, Chairman,
           President, CEO and Secretary            1,627,995          33%

Common ..  Robert F. Rood, Director and
           Treasurer                                 500,000          10%
                                                   ----------         ---

Total Officers and
Directors as a Group                               2,127,995          43%
                                                   =========          ===

Series A
Preferred  Denis C. Tseklenis, Chairman,
...         President CEO and Secretary             1,000,000         100%
                                                   ---------         ----

Total Officers and
Directors as a Group                               1,000,000         100%
                                                   =========         ====

(1) Subject to community property laws when applicable, the persons named in the above table have sole voting and investing power with respect to all shares of stock beneficially owned by them.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 15, 2001, the Company acquired all of the issued and outstanding shares of stock of Arcadian Renewable Power Corporation, a Delaware corporation from Denis C. Tseklenis, an office and director, for 1,000,000 shares of the Company's restricted common stock and 1,000,000 shares of the Company's restricted Series One Voting Preferred Convertible Stock.

On May 17, 2002, the Company acquired 500,000 shares of the stock of First Washington Financial Corporation, a Nevada corporation from Denis C. Tseklenis, an officer and director, for 500,000 shares of the Company's restricted common stock.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Index to Exhibits

Exhibit No.        Description of Document
2.1(1)         Articles of Merger merging Artup.com Network, Inc., a Colorado corporation, with and into the Registrant
3.1(1)         Articles of Incorporation of the Registrant
3.2(1)         Bylaws of the Registrant
4.1(1)         Specimen of Common Stock Certificate
4.2(1)         Specimen of Certificate for Common Stock Purchase Warrants
4.3(1)         Common Stock Purchase Warrant dated January 3, 2000, issued to
               Gene Bowlds
4.4(1)         Non-Statutory Stock Option Certificate dated February 16, 2000, issued to Michael Paloma
10.1(1)        Master Consulting Services Agreement dated as of July 28, 1999 between the Registrant and Integrated Information Systems, Inc.
10.2(1)        Equipment Lease dated September 15, 1999 between the Registrant and Copelco Capital, Inc.
10.3(1)        Employment Agreement between the Registrant and Mark L. Eaker
10.4(1)        Employment Agreement between the Registrant and Keith M. Chesser
10.5(1)        1999 Incentive Stock Plan
16.1(1)        Letter on change in certifying accountant from Alvin H. Bender,
               C.P.A.
16.2(1)        Letter on change in certifying accountant from Mark Shelley, CPA
16.3(1)        Letter on change in certifying accountants from Semple and
               Cooper, LLP
21.1(1)        Subsidiaries of registrant
21.2(1)        Subsidiaries of registrant
21.3(2)        Subsidiaries of registrant

(1) Previously filed with the Securities and Exchange Commission.
(2) Attached hereto as Exhibit 21.2.

Reports on Form 8-K:

None

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

VOLT INC.
(Registrant)

/s/  Denis C. Tseklenis      Chief Executive Officer    January 15, 2004
                             Director
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

/s/  Denis C. Tseklenis      Director                  January 15, 2004

/s/  Robert F. Rood          Director                  January 15, 2004

/s/  James A. Sharon         Director                  January 15, 2004

/s/  Bruce Persson           Director                  January 15, 2004

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

Dated:  January 15, 2004

/s/Denis C. Tseklenis
Denis C. Tseklenis
Chief Executive Officer

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

Dated:  January 15, 2004

/s/ Robert F. Rood
Robert F. Rood
Treasurer
Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Volt Inc. (the "Company") on Form 10KSB for the year ending September 30,2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Denis C. Tseklenis, Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         1........The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2........The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  January 15, 2004

/s/Denis C. Tseklenis
Denis C. Tseklenis
Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Volt Inc. (the "Company") on Form 10KSB for the year ending September 30,2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert F. Rood, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         1........The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2........The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  January 15, 2004

/s/ Robert F. Rood
Robert F. Rood
Treasurer
Chief Financial Officer

                           VOLT INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002




                                                                        PAGE(S)


INDEPENDENT AUDITORS' REPORT                                              F-1


CONSOLIDATED FINANCIAL STATEMENTS:


    BALANCE SHEETS AS OF SEPTEMBER 30, 2003
    AND 2002                                                              F-2

    STATEMENTS OF INCOME FOR THE YEARS ENDED
    SEPTEMBER 30, 2003 AND 2002                                           F-4

    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    (DEFICIT) FOR THE YEARS ENDED SEPTEMBER 30, 2003
    AND 2002                                                              F-5

    STATEMENTS OF CASH FLOWS FOR YEARS ENDED
    SEPTEMBER 30, 2003 AND 2002                                           F-7

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-9

                          INDEPENDENT AUDITORS' REPORT




To the Stockholders of
Volt Inc. and Subsidiaries
Oakhurst, California

We have audited the accompanying consolidated balance sheets of Volt Inc. and Subsidiaries (the "Company") as of September 30, 2003 and 2002 and the related consolidated statements of income, changes in stockholders' equity (deficit), and cash flows for the years then ended. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Volt Inc. and Subsidiaries as of September 30, 2003 and 2002, and the consolidated results of its statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



BAGELL, JOSEPHS & COMPANY, L.L.C.
s/s BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey

December 17, 2003

                           VOLT INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2003 AND 2002

                                     ASSETS





                                                      2003             2002
                                                   ------------    -------------
Current Assets:
  Cash and cash equivalents                        $ 249,993           $172,521
  Commissions receivable                              30,022                  -
  Deposits                                             2,000                  -
                                                   ------------    -------------
                        Total Current Assets         282,015            172,521

Property and equipment,net                         5,806,927          5,756,339

Other Assets:
  Goodwill                                         3,031,840          3,000,000
  Deferred financing fees, net                             -              5,000
  Advances receivable                                347,326            204,000
                                                  -----------     -------------
                        Total Other Assets         3,379,166          3,209,000
                                                  -----------     -------------
                        Total Assets              $9,468,108         $9,138,460
                                                  ===========     =============

        The accompanying notes are an integral part of the consolidated financial statements.
                                       F-2

                           VOLT INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                     2003                2002
                                                  ----------      -------------
Current Liabilities:
  Accounts payable                                   $ 51,663         $  36,949
                                                  ----------      -------------
                Total Current Liabilities              41,448            36,949

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Class A Preferred Stock, $.001 par value,
  10,000,000 shares authorized at September 30
  2003 and 2002, respectively, and 1,000,000
  issued and outstanding at September 30, 2003
  and September 30, 2002, respectively                  1,000             1,000

  Class B Preferred Stock, no par value,
  125,000 and 0 shares authorized at September
  30, 2003 and 2002, respectively, and 0 and 0
  issued and outstanding at September 30, 2003
  and 2002, respectively                                   -                 -

  First Washington Class A Preferred Stock, no
  par value, 500,000 and 0 authorized at
  September 30, 2003 and 2002, respectively,
  and 500,000 and 0 issued and outstanding
  at September 30, 2003 and 2002, respectivley             -                 -

  Common Stock, $.001 par value, 25,000,000
  shares authorized at September 30, 2003 and
  2002, respectively, and 3,919,422 issued
  and outstanding at September 30, 2003 and
  2002, respectively                                    3,919             3,919

  Additional paid-in capital                       13,024,019        12,778,619
  Accumulated deficit                              (3,612,493)       (3,682,027)
                                                  ------------       -----------
      Total stockholders' equity                    9,416,445         9,101,511
                                                 ------------       -----------

  Total Liabilities and Stockholders'
  Equity (Deficit)                                 $9,468,108        $9,138,460
                                                 ============       ===========


         The accompanying notes are an integral part of the consolidated financial statements.
                                       F-3

                           VOLT INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


                                                             2003         2002
                                                            ----------  --------

Revenue                                                   $ 2,041,991 $ 926,128

Cost of Revenue                                             1,122,381   302,878
                                                           -----------  --------

Gross Profit                                                  919,610   623,250

Operating Expenses
   General and administrative costs                           911,439   362,230
                                                           -----------  --------

          Total operating expenses                            911,439   362,230
                                                           -----------  -------
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                                             8,171   261,020

   Gain from discontinued operations                           97,723         -
   Loss on disposal                                           (36,360)        -
                                                           ----------   -------
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                                           69,534    261,020

   Income taxes                                                    -         -

                                                          -----------  --------

NET INCOME                                               $    69,534   $261,020
                                                         ===========   ========

BASIS AND DILUTED EARNINGS PER SHARE:
   Earnings per share on continuing
   operations                                            $      0.00  $    0.10
                                                         ===========  =========
   Earnings per share on gain from
   discontinued operations                               $      0.02  $       -
                                                         ===========  =========
   Loss per share on disposal                            $     (0.01) $       -
                                                         ===========  =========
   Earnings per share on all operations                  $      0.02  $   0.10
                                                         ===========  =========

WEIGHTED AVERAGE SHARES OUTSTANDING                        3,919,422  2,644,422
                                                         ===========  =========

         The accompanying notes are an integral part of the consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIR)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002



                                                              First Washington
                                             Preferred Stock  Preferred Stock
                          Preferred Stock        Class B          Class A
                          Shares   Amount     Shares  Amount   Shares  Amount
                          ---------------     --------------   ---------------

Balance, September 30,
2001                    1,000,000 $ 1,000         -   $   -        -   $   -

Common shares reissued
from canceled shares in
2001 put in wrong names
originally                      -       -         -       -        -       -

Acquisition of First
Washington                      -       -         -       -        -       -

Net income for the year         -       -         -       -        -       -
                        ---------  ------      -------   ----    -----  ------
Balance, September 30,
2002                    1,000,000   1,000         -       -        -       -

Acquisition/disposal of
financial service
cmpanies                        -       -         -       -     500,000    -

Contributed capital by
officer                         -       -         -       -        -       -

Net income for the year         -       -         -       -        -       -
                        ---------  ------     -------   ------  -------  ------
Balance, September 30,
2003                    1,000,000 $ 1,000         -     $ -     500,000  $ -
                        ========= =======     =======   ======  =======  ======



The accompanying notes are an integral part of the consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIR) (CONTINUED)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002



                                           Additional
                           Common   Stock    Paid-In   Accumulated
                           Shares   Amount   Capital     Deficit       Total
                         -----------------  ----------  ----------   ---------

Balance, September 30,
2001                     1,694,422 $ 1,694 $ 9,780,844 $ (3,943,047) $ 5,840,491

Common shares reissued
from canceled shares in
2001 put in wrong names
originally                 225,000     225        (225)         -           -

Acquisition of First
Washington               2,000,000   2,000   2,998,000          -      3,000,000

Net income for the year         -       -         -         261,020      261,020
                         ---------  ------   ---------    ---------    ---------
Balance, September 30,
2002                    3,919,422   3,919   12,778,619   (3,682,027)   9,101,511

Acquisition/disposal of
financial service
cmpanies                       -        -      200,000           -       200,000

Contributed capital by
officer                        -        -       45,400           -        45,400

Net income for the year        -        -         -          69,534       69,534
                        ---------  -------   ---------   ----------    ---------
Balance, September 30,
2003                    3,919,422 $ 3,919  $13,024,019  $(3,612,493)  $9,416,445
                        ========= ========  ==========  ===========   ==========



        The accompanying notes are an integral part of the consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002




                                                        2003           2002
                                                  ------------------------------

CASH FLOWS FROM OPERAITNG ACTIVITIES
   Net income                                     $    69,534       $  261,020
                                                  -----------       ----------

Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                     25,773             15,401
   Net cash received in acquisition of
   Yosemite Brokerage, Inc.                          54,820                -

Changes in assets and liabilities
   Prepaid expenses and other                        (2,000)             2,800
   Commissions receivable                            51,189                -
   Accounts payable                                  (8,418)            (6,551)
                                             ---------------      ------------
      Total adjustments                             121,364             11,650
                                             ---------------------------------
      Net cash provided by
        operating activities                        190,898            272,670


CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in advances receivable                (143,326)          (133,000)
  Purchases of property and equipment               (15,500)           (42,941)
                                             --------------------------------
   Net cash used in investing activities           (158,826)          (175,941)



 The accompanying notes are an integral part of the consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002




                                                        2003           2002
                                                  ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from contributed capital               $  45,400              -
  Deferred financing fees                                -            (10,000)
                                             ---------------------------------
       Net cash provided by (used in)
        financing activities                         45,400           (10,000)
                                             ---------------------------------

NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                             77,472            86,729

CASH AND CASH EQUIVALENTS - BEGINNING OF
PERIOD                                              172,521            85,792
                                             --------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD       $   249,993         $ 172,521
                                             ================================

SUPPLEMNTAL ISCLOSURE OF CASH FLOW INFORMATION
   Cash paid diring the year for interest       $         -         $      -
                                              =============      ===========




         The accompanying notes are an integral part of the consolidated financial statements.
                                      F-8

                           VOLT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

                  Volt Inc. and Subsidiaries is a power provider and marketer of alternative energy and financial services. The Company is in the initial stages of implementing its business plan.

                  Deerbrook Publishing Group, Inc. was a distributor of fine arts. Effective March 31, 2001, Deerbrook Publishing Group, Inc. entered into an agreement to spin off its subsidiaries; Inter Arts, Inc. and Cimmaron Studios, Inc. As of March 31, 2001, the Company ceased it's printing and publishing business and the shares of stock of its former operating subsidiaries were distributed to certain shareholders. The Company did not spin off Deerbrook Publishing, Deerbrook Publishing changed its name to Volt, Inc. when on April 6, 2001, Denis C. Tseklenis acquired 127,995 shares of the company's common stock, $.001 par value per share, which constituted approximately 53% of the company's issued and outstanding common stock for $255,000 and there was a change in control. At this time, the Company effected a 1 for 100 reverse stock split for its $.001 par value common stock.

                  In May, 2001, Mr. Tseklenis sold shares of stock of Arcadian Renewable Power which owns the wind farm to the Company in exchange for 1,000,000 shares of Preferred Convertible Stock. The wind farm had a historical value of $5,700,000.

                  On May 17, 2002, the Company acquired First Washington Financial Corporation, a company which provides financial services in Bethesda, Maryland ("First Washington"). First Washington, is a mortgage company whose emphasis lies in residential mortgages in the greater Washington D.C. service area. The combination was treated as a purchase with First Washington becoming a wholly owned subsidiary of Volt, Inc. Volt, Inc. recognized an intangible asset (goodwill) which represented the amount of value received over the net assets acquired. The operations of First Washington are included in the consolidated statements of income for the year ended September 30, 2002 from the date of inception May 17, 2002 to September 30, 2002. There was no predecessor entity of First Washington. The fair value of the transaction was recorded based on the number of shares issued to First Washington (2,000,000) at the fair value of the stock of Volt on the date of acquisition net of a discount since the stock issued in the acquisition was restricted stock ($1.50). The cost of the net assets purchased and liabilities assumed approximated zero, however, the value of $3,000,000 is based on the mortgage company's future earnings.

                  The Company has acquired Opportunity Knocks, LLC. during the third fiscal quarter of 2002 to rehab HUD homes and other properties in Washington, D.C., Maryland and Virginia under the HUD Gift Program. This acquisition was done simultaneously with the acquisition of First Washington, and Opportunity Knocks is a wholly owned subsidiary of the Company.

                           VOLT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002



NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

                  In fiscal 2003, the Company expanded its financial services business, and brought in two businesses, that operationally failed to meet the Company's business model. Subsequent to these agreements being in force, the Company spun them out. Additionally, the Washington Metropolitan Area market had not met Company expectations, so the Company's subsidiary First Washington acquired Yosemite Brokerage, Inc. in Oakhurst, California, a few miles from the Company's headquarters. The Company has reflected the operations from the financial service companies as discontinued operations in the consolidated statements of income for the year ended September 30, 2003. The Company had issued Preferred Stock Class B, which has been cancelled by the Company.

                  In July 2003 (effective August 1, 2003), First Washington acquired Yosemite Brokerage, Inc. ("Yosemite"), a California corporation for 500,000 shares of First Washington Class A Preferred Stock. The acquisition was recorded for accounting purposes as a purchase acquisition. The Company valued this transaction at $200,000 ($.40 per share), which included the recognition of $31,840 in goodwill.

                  The Company has three other power related wholly-owned subsidiaries, Sun Volt, Inc., Sun Electronics, Inc. and Arcadian Renewable Power, Inc. Arcadian Renewable Power, Inc. is the corporation that holds the Altamont Wind Farm in the Altamont Pass in Livermore, California.


NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Principles of Consolidation

                  The consolidated balance sheets for September 30, 2003 and 2002 and consolidated statements of income and cash flows for the years then ended includes Volt Inc. and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

                           VOLT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

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

                      Furniture and fixtures                       5-7 years
                      Office and computer equipment                3-5 years
                      Wind Farm                                    40 years

                  Revenue Recognition

                  For the Company's power division, sold merchandise and revenue was recorded under the accrual method of accounting.

                  For the Company's financial services division, they record commission income upon the closing of their respective transactions.

                  Advertising

                  Advertising costs are typically expensed as incurred. Advertising expense was approximately $169,821 and $0 for the years ending September 30, 2003 and 2002, respectively.

                  Income Taxes

                  The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

                  Fair Value of Financial Instruments

                  The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, advances receivable, commissions receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

                           VOLT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

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

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                     2003             2002
                                                     ----             ----

                  Net income                        $69,534          $261,020
                                                    -------          --------

                  Weighted- average common shares
                  Outstanding (Basic)             3,919,422          2,644,422

                  Weighted-average common stock
                  Equivalents:
                           Stock options                 -                   -
                           Warrants                      -                   -
                                                 ----------         -----------

                  Weighted-average common shares
                  Outstanding (Diluted)           3,919,422          2,644,422
                                                 ==========         ==========


                  Deferred Financing Fees

                  The Company paid a $10,000 financing fee in connection with a line of credit in April 2002. This fee was written off over a one-year period of time. The unamortized balance at September 30, 2003 and 2002 is $ -0- and $5,000, respectively.

                  Goodwill

                  In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement has been considered when determining impairment of goodwill in certain transactions. As of September 30, 2003, the Company recognized $31,840 of goodwill acquired in the Yosemite transaction. There was no recognition of impairment of goodwill during the years ended September 30, 2003 and 2002.

                           VOLT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002


NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Recent Accounting Pronouncement

                  On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for- sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required.

                  Reclassifications

                  Certain amounts for the year ended September 30, 2002 have been reclassified to conform with the presentation of the September 30, 2003 amounts. The reclassifications have no effect on net income for the year ended September 30, 2002.

NOTE 3-  PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at September 30, 2003 and 2002:

                                                       2003              2002
                                                       ----              ----

                  Wind Farm                      $5,700,000        $ 5,700,000
                  Furniture and fixtures             16,000              3,000
                  Leasehold improvements              8,885                  -
                  Computer and office equipment     116,293             67,417
                                                -----------        -----------
                                                  5,841,178          5,770,417
                  Less:  accumulated depreciation    34,251             13,478
                                                -----------        -----------
                  Net book value                $ 5,806,927        $ 5,756,939
                                                ===========        ===========

                  Depreciation expense for the years ended September 30, 2003 and 2002 was $20,773 and $10,401, respectively. There is no depreciation recognized on the Wind Farm in 2003 or 2002 as it is non operational until placed in service. In the Company's acquisition of Yosemite, they acquired $55,261 office and computer equipment.

                           VOLT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

NOTE 4-  ADVANCES RECEIVABLE

                  As of September 30, 2003 and 2002, advances receivable were $342,826 and $204,000, respectively . There was no interest due the Company on these loans, and the amounts due at September 30, 2003 and 2002, are deemed by management to have no specific repayment terms.

NOTE 5-  DEPOSITS

                  During the quarter ended March 31, 2003, the Company's subsidiary, Opportunity Knocks placed deposits down on four homes in Virginia Beach, Virginia. Opportunity Knocks placed $500 down per home for a total of $2,000. Opportunity Knocks anticipates closing on these homes by the beginning of fiscal 2004.

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

                  The Company issued 1,000,000 shares of Class A Preferred Stock to Denis C. Tseklenis in consideration for the Wind Farm.

                  On April 6, 2001, Denis C. Tseklenis acquired 127,995 original issue shares of the Company's common stock, $.001 par value per share, which constituted approximately 53% of the Company's issued and outstanding common stock. Mr. Tseklenis paid the Company $255,000 for the common stock.

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

                           VOLT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

NOTE 7-  STOCKHOLDERS' EQUITY (CONTINUED)

                  Common and Preferred Stock (Continued)

                  On May 17, 2002, the Company issued 2,000,000 shares of common stock to acquire First Washington and thus it became a wholly-owned subsidiary. The shares were valued at a fair value at the time of the transaction ($1.50 per share) or $3,000,000.

                  On January 1, 2003, the Company issued a board resolution for the authorization of a new class of preferred stock, Class B Preferred Stock, no par value. The Company authorized the issuance of 125,000 shares of Class B Preferred Stock.

                  On July 1, 2003, First Washington issued a board resolution for the authorization of a new class of preferred stock, Class A Preferred Stock, no par value. First Washington authorized the issuance of 500,000 shares of Class A Preferred Stock.

                  During fiscal 2003, the Company had issued shares of Class B Preferred Stock, only to cancel them later in that fiscal year. As of September 30, 2003, there were no shares of Class B Preferred Stock issued and outstanding.

                  In July 2003 (effective August 1, 2003), First Washington issued 500,000 shares of the Class A Preferred Stock, to acquire Yosemite Brokerage, Inc. ("Yosemite"). The acquisition was recorded for accounting purposes as a purchase acquisition. The transaction was valued at $200,000 ($.40 per share), which included goodwill of $31,840.

NOTE 8-           RELATED PARTY TRANSACTIONS

                  On January 1, 2003, the Company entered into a lease agreement for the rental of office space for its home office. An officer of the Company is a partner in the partnership that rents this space to the Company. The lease is a five-year lease with a five-year option, with rent of $2,750 per month. Rent expense for the year ended September 30, 2003 of $24,750 was forgiven by the company at September 30, 2003.

                  Yosemite Brokerage, rents space from its officer. The lease commenced February 1, 2000 and runs through January 31, 2005. The monthly rents commenced at $5,600 per month and calls for increase annually up to 3%. Rent expense for 2003 was $12,239.

                  The President of the Company owns a controlling percentage of the common stock outstanding.

                           VOLT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

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

                  At September 30, 2003 and 2002, deferred tax assets consist of the following:

                                                         2003            2002
                                                         ----            -----

                  Net operating loss carryforwards    $141,008       $ 168,923
                  Less:  valuation allowance          (141,008)       (168,923)
                                                     ----------       ---------

                                                     $      -0-      $     -0-
                                                    ===========      ==========

                  At September 30, 2003 and 2002, the Company had federal net operating loss carryforwards in the approximate amounts of $427,298 and $496,833, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10-          SUPPLEMENTAL DSCLOSURE OF NONCASH INFORMATION

                  First Washington during the year ended September 30, 2003 acquired Yosemite Brokerage, Inc. for 500,000 shares of Preferred Stock Class A with a value of $200,000 ($.40 per share).

                  The following is a summary of the acquisition:

                                                            2003        2002
                                                         ----------  --------

                        Cash                             $   54,820  $    -
                        Commissions receivable               81,211       -
                        Fixed assets                         55,261       -
                        Goodwill                             31,840       -
                        Liabilities                         (23,132)      -
                        Additional paid-in capital         (200,000)      -
                                                         ----------   ------
                                                         $       -    $    -
                                                         ==========   ======

                           VOLT INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002



NOTE 10-          SUPPLEMENTAL DSCLOSURE OF NONCASH INFORMATION (CONTINUED)

                  The Company's in fiscal 2002, acquired First Washington for 2,000,000 shares of common stock at a value of $3,000,000 ($1.50 per share).

NOTE 11-          SUBSEQUENT EVENT

                  The Company issued 1,000,000 shares of its common stock to a company for the right of first refusal on certain power contracts and operating projects for California Pacific Gas and Electric territories and Hawaii. The stock was issued by the Company in November 2003.

                  The Company in January 2004 reached an agreement to purchase all of the outstanding shares of the Whittlesey hydro-electric project on the Salmon River in Malone, New York from Franklin Hydro for cash. The purchase will include the real estate, turbines and power purchase agreement which runs approximately seven more years at 8.25 cents per KWH produced.