Form 10QSB
period 2003-12-31
VOLT INC
filed 2004-02-23
CIK 1101137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 2003

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _________________

                         Commission file number 0-28555

                                    VOLT INC.
  -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                NEVADA                                   86-0960464
     -----------------------------               ----------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,919,422 Common Shares $0.001 par value as of December 31, 2003

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

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

RESULTS OF CONTINUING OPERATIONS

The Company generated $612,172 of revenue, $35,233 of net earnings from continuing operations and $0.01 in earnings per weighted-average common share from continuing operations for the three months ended December 31, 2003.

For total operations, net income for the three months ended December 31, 2003, was $35,233 or $0.01 in earnings per weighted-average common share compared with net income of $82,110 or $0.02 in earnings per fully diluted common share for the three months ended December 31, 2002.

                                                          Three Months Ended
                                                              December 31
                                                      --------------------------
                                                           2003          2002
                                                      ------------- ------------

                    Revenue                               $612,172     $543,966

                    Cost                                   371,056      221,810
                                                           -------      -------

                    Gross profit                          $241,116     $322,156
                                                          ========     ========

                    Gross profit margin                        39%           59%

                    Income from
                    continuing operations                 $ 35,233     $ 82,110
                                                          ========     ========
                    Earnings per share per
                    share of common stock                 $   0.01     $   0.02
                                                          ========     ========

Revenue for the three months ended December 31, 2003, increased $68,206 from the same period last year. Cost of revenue for the three months ended December 31, 2003, increased $149,246 from the same period last year. Management attributes the increase in cost of revenue for the current period to the discontinuation of operations in the Washington D.C. area.

Earnings per weighted-average common share was $0.01 for the three months ended December 31, 2003 based on weighted-average common shares outstanding of 4,419,422, and earnings per fully diluted common share was $0.02 for the three months ended December 31, 2002 based upon fully diluted common shares outstanding of 3,919,422.

The Company's primary source of revenue is its mortgage business. In late summer of 2003, the Company determined to discontinue its mortgage business operations in the Washington D.C. metropolitan area due to increasing cost of revenue, increasing operating expenses and decreasing revenues. The Company determined that the increased costs and decreasing revenues were a direct consequence of lack of senior management oversight. The Company determined to move its mortgage business to California's Central Valley for two reasons; the California Central Valley is the fastest growing housing market in California, and senior management is located in central California. To facilitate the move to Central California, the Company acquired Yosemite Mortgage Brokers, Inc. The Company expects increases in revenue from its mortgage business in the year ending September 30, 2004. The company also expects to expand the energy side of the business.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending or threatened legal proceedings against the Company or any of its subsidiaries.

Item 2.  Changes in Securities.

In November 2003, the Company issued 1,000,000 shares of common stock. The stock was an additional payment on the Wind Farm. The company charged additional paid-in capitol.

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

NONE

Item 5.  Other Information.

NONE

Item 6.  Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.

EXHIBIT
NUMBER           DESCRIPTION OF DOCUMENT

    1            VOLT INC AND SUBSIDIARIES FINANCIAL STATEMENTS
    33.01        Section 302 Certification

No Forms 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     VOLT INC.
                                                     (Registrant)

Date February  23, 2004                              /s/Denis C. Tseklenis
                                                     Denis Costa Tseklenis
                                                     Chief Executive Officer
                                                     Chairman of the Board

EXHIBIT 1


                           VOLT INC. AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):


BALANCE SHEETS AS OF DECEMBER 31, 2003 (UNAUDITED)
    AND SEPTEMBER 30, 2003 (AUDITED)

STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
    DECEMBER 31, 2003 AND 2002 (UNAUDITED)

STATEMENTS OF CASH FLOWS FOR THREE MONTHS ENDED
    DECEMBER 31, 2003 AND 2002 (UNAUDITED)


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           VOLT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
         DECEMBER 31, 2003 (UNAUDITED) AND SEPTEMBER 30, 2003 (AUDITED)

                                     ASSETS

                                                   (Unaudited)      (Audited)
                                                   December 31,    September 30,
                                                      2003             2003
                                                   ------------    -------------
Current Assets:
  Cash and cash equivalents                        $ 243,947           $249,993
  Commissions receivable                              86,000             30,022
  Prepaid expenses and other assets                    2,000              2,000
                                                   ------------    -------------
                        Total Current Assets         231,947            282,015

Property and equipment,net                         5,799,645          5,806,927

Other Assets:
  Goodwill                                         3,031,840          3,031,840
  Advances receivable                                342,826            347,326
                                                    -----------    -------------
                        Total Other Assets         3,374,666          3,379,166
                                                    -----------    -------------
                        Total Assets              $9,506,258         $9,468,108
                                                   ===========     ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
         DECEMBER 31, 2003 (UNAUDITED) AND SEPTEMBER 30, 2003 (AUDITED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                              (Unaudited)          (Audited)
                                               December 31,      September 30,
                                                 2003                2003
                                              --------------     ---------------
Current Liabilities:
  Accounts payable                             $ 26,580         $  51,663
                                              --------------     ---------------
                Total Current Liabilities        26,580            51,663

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Class A Preferred Stock, $.001 par value,
  10,000,000 shares authorized at December
  31,2003 and September 30, 2003, repectively,
  and 1,000,000 issued and outstanding at
  December 31, 2003 and September 30, 2003,
  respectively                                    1,000             1,000

  Class B Prefered Stock, no par value,
  125,000 shares authorized at December 31,
  2003 and September 30, 2003, respectively,
  and 0 shares issued and outstanding at
  December 31, 2003 and September 30, 2003,
  respectively                                        -                  -

  First Washington Class A Preferred Stock,
  no par value, 500,000 shares authorized at
  December 31, 2003 and Sepember 30, 2003,
  respectively, and 500,000 shares issued
  and outstanding at December 31, 2003 and
  September 30, 2003, respectively                    -                  -

  Common Stock - $.001 par value; 25,000,000
  shares authorized at December 31, 2003
  and September 30, 2003, respectively and
  4,919,422 and 3,919,422 shares issued and
  outstanding at December 31, 2003 and
  September 30, 2003, respectively                4,919             3,919

  Additional paid-in capital                 13,051,019        13,024,019
  Accumulated deficit                        (3,577,260)       (3,612,493)
                                            ------------     ------------------
      Total stockholders' equity              9,479,678         9,416,445
                                            ------------     ------------------

  Total Liabilities and Stockholders' Equity $9,506,258        $9,468,108
                                            ============     ==================


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (Unaudited)


                                                   2003             2002
                                              -------------   ---------------


Revenues                                       $ 612,172       $  543,966

Cost of Revenue                                  371,056          221,810
                                              -----------     ---------------

Gross Profit (Loss)                              241,116          322,156

Operating Expenses
   General and administrative costs              205,883          240,046
                                              -----------     --------------
                Total operating expenses         205,883          240,046
                                              -----------     --------------
LOSS FROM CONTINUIING OPERATIONS
BEFORE INCOME TAXES                              35,233            82,110

   Income taxes                                      -                -
                                              -----------     --------------
NET INCOME AVAILABLE TO COMMON
STOCKHOLDERS                                    $35,233           $82,110
                                              ===========     ==============
BASIS AND DILUTED EARNINGS PER SHARE:

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS     $  0.01          $   0.02
                                              ===========     ==============

WEIGHTED NUMBER OF COMMON SHARES
OUTSTANDING                                   4,419,422         3,919,422
                                              ===========     ==============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)




                                                     2003           2002
                                             ----------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                    $    35,233          $ 82,110

  Adjustments to reconcile net income to net
   cash used by operating activities:
     Depreciation and amortization                    7,282            7,243

  Changes in assets and liabilities
    Prepaid expenses and other                            -               -
    Commissions receivable                          (55,978)              -
    Accounts payable                                (25,083)         (22,000)
                                             ---------------     -------------
      Total adjustments                             (73,779)         (14,757)
                                             ---------------     --------------
      Net cash provided by (used in)
        operating activities                        (38,546)          67,353

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in advances receivable                   4,500                -
                                            ----------------     --------------
      Net cash provided by investing
        activities                                    4,500                -

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from contributed capital                  28,000           25,000
                                             ---------------     -------------
       Net cash provided by (used in)
        financing activities                         28,000           25,000
                                             ---------------     ------------

NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                              6,046           92,353

CASH AND CASH EQUIVALENTS - BEGINNING OF
YEAR                                                249,993          172,521
                                             ---------------    --------------
CASH AND CASH EQUIVALENTS - END OF YEAR         $   243,947        $ 264,874
                                             ===============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the year for interest       $     4,340        $      -
                                             ===============    ===============

   The accompanying notes are an integral part of the condensed consolidated financial statements.



                           VOLT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

                  The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the three months ended December 31, 2003 may not be indicative of the results for the entire year.

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

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

                  The cost of the net assets purchased and liabilities assumed approximated zero, however, the value of $3,000,000 was based on the mortgage company's future earnings.

                  The Company acquired Opportunity Knocks, LLC. during the third fiscal quarter of 2002 to rehab HUD homes and other properties in Washington, D.C., Maryland and Virginia under the HUD Gift Program. This acquisition was done simultaneously with the acquisition of First Washington, and Opportunity Knocks is a wholly owned subsidiary of the Company.

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

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Principles of Consolidation

                  The condensed consolidated balance sheet for December 31, 2003 and consolidated balance sheet for September 30, 2003 and condensed consolidated statements of income and cash flows for the three months ended December 31, 2003 includes Volt Inc. and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

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

                  Advertising

                  Advertising costs are typically expensed as incurred. Advertising expense was approximately $4,973 and $0 for the three months ending December 31, 2003 and 2002, respectively.

                  Income Taxes

                  The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

                  Fair Value of Financial Instruments

                  The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, advances receivable, commissions receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

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

                  The following is a reconciliation of the computation for basic and diluted EPS:


                                                           2003        2002
                                                           ----        ----

                  Net income                             $35,233      $82,110
                                                         -------      -------

                  Weighted- average common shares
                  Outstanding (Basic)                  4,419,422    3,919,422

                  Weighted-average common stock
                    Equivalents:
                           Stock options                   -            -
                           Warrants                        -            -
                                                       ---------    -----------

                  Weighted-average common shares
                  Outstanding (Diluted)                4,419,422     3,919,422
                                                       =========     =========


                  Deferred Financing Fees

                  The Company paid a $10,000 financing fee in connection with a line of credit in April 2002. This fee was written off over a one-year period of time. The unamortized balance at December 31, 2003 was $ -0-. Amortization of these fees were $-0- and $2,500, respectively for the three months ended December 31, 2003 and 2002.

                  Goodwill

                  In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement has been considered when determining impairment of goodwill in certain transactions. During fiscal 2003, the Company recognized $31,840 of goodwill acquired in the Yosemite transaction. There was no recognition of impairment of goodwill during the three months ended December 31, 2003 and 2002.

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


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

                  Reclassifications

                  Certain amounts for the three months ended December 31, 2002 have been reclassified to conform with the presentation of the December 31, 2003 amounts. The reclassifications have no effect on net income for the three months ended December 31, 2002.

NOTE 3-  PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at December 31, 2003:



                  Wind Farm                                    $5,700,000
                  Furniture and fixtures                           16,000
                  Leasehold improvements                            8,885
                  Computer and office equipment                   116,293
                                                              -----------
                                                                5,841,178
                  Less:  accumulated depreciation                  41,533
                                                              -----------
                  Net book value                               $5,799,645
                                                              ===========

                  Depreciation expense for the three months ended December 31, 2003 and 2002 was $7,252 and $4,743, respectively. There is no depreciation recognized on the Wind Farm as it is non operational until placed in service. In the Company's acquisition of Yosemite in their fourth quarter of 2003, they acquired $55,261 office and computer equipment.

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 4-  ADVANCES RECEIVABLE

                  As of December 31, 2003, advances receivable were $342,826. There was no interest due the Company on these loans, and the amounts due at December 31, 2003, are deemed by management to have no specific repayment terms.

NOTE 5-  DEPOSITS

                  During the quarter ended March 31, 2003, the Company's subsidiary, Opportunity Knocks placed deposits down on four homes in Virginia Beach, Virginia. Opportunity Knocks placed $500 down per home for a total of $2,000.

NOTE 6-  STOCKHOLDERS' EQUITY

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

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 6-  STOCKHOLDERS' EQUITY (CONTINUED)

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

                  In November 2003, the Company issued 1,000,000 shares of common stock. The stock was an additional payment on the Wind Farm. The Company charged additional paid-in capital.

NOTE 7-  RELATED PARTY TRANSACTIONS

                  On January 1, 2003, the Company entered into a lease agreement for the rental of office space for its home office. An officer of the Company is a partner in the partnership that rents this space to the Company. The lease is a five-year lease with a five-year option, with rent of $2,750 per month. Rent expense for the year ended September 30, 2003 of $24,750 was forgiven by the company at September 30, 2003. Rent expense for the three months ended December 31, 2003 and 2002 was $8,250 and $-0-, respectively.

                  Yosemite Brokerage, rents space from its officer. The lease commenced February 1, 2000 and runs through January 31, 2005. The monthly rents commenced at $5,600 per month and calls for increase annually up to 3%. Rent expense for the three months ended December 31, 2003 was $16,800. No rent expense was incurred for the three months ended December 31, 2002.

                  The President of the Company owns a controlling percentage of the common stock outstanding.

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

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

                  At December 31, 2003 and 2002, deferred tax assets consist of the following:

                                                         2003          2002
                                                         ----          -----

                  Net operating loss carryforwards     $139,963       $165,889
                  Less:  valuation allowance           (139,963)      (165,889)
                                                       ---------      ---------

                                                       $     -0-      $      -0-
                                                       =========      =========

                  At December 31, 2003 and 2002, the Company had federal net operating loss carryforwards in the approximate amounts of $424,129 and $414,723, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9-           SUBSEQUENT EVENT

                  The Company in January 2004 reached an agreement to purchase all of the outstanding shares of the Whittlesey hydro-electric project on the Salmon River in Malone, New York from Franklin Hydro for cash. The purchase will include the real estate, turbines and power purchase agreement which runs approximately seven more years at 8.25 cents per KWH produced.