Form 10QSB
period 2004-03-31
VOLT INC
filed 2004-05-17
CIK 1101137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2004

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from ________________ to _________________

                         Commission file number 0-28555

                                    VOLT INC.
  -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                          86-0960464
  ------------------------------               ----------------------------
(State or other jurisdiction of                              (IRS
 incorporation or organization)                  Employer Identification No.)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,919,422 Common Shares $0.001 par value as of March 31, 2004

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

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

RESULTS OF CONTINUING OPERATIONS

The Company generated $1,212,216 of revenue, $541,624 of gross profit, $172,564 of net earnings from continuing operations, and $0.04 in earnings per weighted-average common share from continuing operations for the six months ended March 31, 2004.

For total operations, net income for the six months ended March 31, 2004, was $172,564 or $0.04 in earnings per weighted-average common share with 4,669,422 weighted average common shares outstanding compared with net income of $136,731 or $0.03 in earnings per weighted-average common share with 3,919,422 weighted average common shares outstanding for the six months ended March 31, 2003.

                                Six Months Ended
                                    March 31

                                                 2004                  2003

      Revenue                                  $1,212,216          $1,762,777
      Cost of Revenue                             670,592             982,336
                                                ---------           ---------
      Gross profit                                541,624             780,441
      Operating Expenses                          369,060             643,710
                                                ---------           ---------
      Income from
        continuing operations                  $  172,564          $  136,731
                                               ==========          ==========

      Gross profit margin                             45%                 44%

      Earnings per share
         of common stock                       $     0.04          $     0.03

The Company generated $600,044 of revenue, $300,508 of gross profit, $137,331 of net earnings from continuing operations and $0.03 in earnings per weighted-average common share from continuing operations for the three months ended March 31, 2004.

For total operations, net income for the three months ended March 31, 2004, was $137,331 or $0.03 in earnings per weighted-average common share with 4,919,422 weighted average common shares outstanding compared with net income of $54,621 or $0.01 in earnings per weighted-average common with 3,919,422 weighted average common shares outstanding for the three months ended March 31, 2003.

                               Three Months Ended
                                    March 31

                                                    2004                  2003

        Revenue                                    $600,044          $1,218,811
        Cost of Revenue                             299,536             760,526
                                                    -------           ---------
        Gross profit                                300,508             458,285
        Operating Expenses                          163,177             403,644
                                                    -------             -------
        Income from
           continuing operations                   $137,331           $  54,621
                                                   ========           =========

        Gross profit margin                             50%                 38%

        Earnings per share
           of common stock                         $   0.03           $    0.01

Revenue for the six months ended March 31, 2004, decreased $550,561 from the same period last year. Cost of revenue for the six months ended March 31, 2004, decreased $311,744 from the same period last year. Operating expenses for the six months ended March 31, 2004, decreased $274,650 from the same period last year. Income from continuing operations for the six months ended March 31, 2004, increased $35,833 from the same period last year.

Revenue for the three months ended March 31, 2004, decreased $618,767 from the same period last year. Cost of revenue for the three months ended March 31, 2004, decreased $460,990 from the same period last year. Operating expenses for the three months ended March 31, 2004, decreased $240,467 from the same period last year. Income from continuing operations for the three months ended March 31, 2004, increased $82,710 from the same period last year.

Earnings per weighted-average common share was $0.04 for the six months ended March 31, 2004 based on weighted-average common shares outstanding of 4,669,422, and earnings per weighted average common share was $0.03 for the six months ended March 31, 2003, based on per weighted-average common shares outstanding of 3,919,422.

Earnings per weighted-average common share was $0.03 for the three months ended March 31, 2004, based on weighted-average common shares outstanding of 4,919,422, and earnings per weighted-average common share was $0.01 for the three months ended March 31, 2003 based upon weighted-average common shares outstanding of 3,919,422.

The Company attributes the decrease in Cost of Revenue and Operating Expenses and the corresponding increase Income From Continuing Operations for the periods reflected to the consolidation of the Company's mortgage business in the Central Valley of California where the Company's senior management is located.

The company has consolidated its mortgage business to the Central California Valley where senior management is located and is also focusing on real estate development in this fast growing area and has several projects in the development and due diligence phase. The energy side of the business is currently processing several deals as well and expects to complete both company's pending transaction by year end.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending or threatened legal proceedings against the Company or any of its subsidiaries.

Item 2.  Changes in Securities.

NONE

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

NONE

Item 5.  Other Information.

During the year ended September 30, 2003, the Company closed in escrow on the purchase of Wolverine Power Corporation, a Michigan hydroelectric facility. However, the escrow conditions were not satisfied and therefore the escrow was terminated and the purchase of the hydroelectric facility was not consummated.

The Company is still in the due diligence phase of the purchase of the Franklin Hydro facility located in Malone New York.

The Company's purchase of Tract #4 of the Fiatt Coal Mine in Fulton County, Illinois is in escrow subject to the satisfaction of certain contingencies by the seller. There can be no guarantee that the contingencies will be satisfied or that the closing of the purchase will be finalized. The purchase of additional coal tracts pursuant to existing options is contingent upon satisfaction of the escrow by the seller to the satisfaction of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
-------------------------------------------------------
     1     VOLT INC. AND SUBSIDIARIES FINANCIAL STATEMENTS

On April 1,2004, the Company filed a Form 8-K reflecting the resignation of a director of the Company on March 27, 2004.

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               VOLT INC.
                                               (Registrant)
Date May 14, 2004                              /s/ Denis C. Tseklenis
                                               Denis C. Tseklenis
                                               Chief Executive Officer
                                               Chairman of the Board

EXHIBIT 1




                           VOLT INC. AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):


BALANCE SHEETS AS OF MARCH 31, 2004 (UNAUDITED)
    AND SEPTEMBER 30, 2003 (AUDITED)

STATEMENTS OF INCOME FOR THE SIX MONTHS AND THREE MONTHS ENDED
    MARCH 31, 2004 AND 2003 (UNAUDITED)

STATEMENTS OF CASH FLOWS FOR SIX MONTHS ENDED
    MARCH 31, 2004 AND 2003 (UNAUDITED)


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           VOLT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
         MARCH 31, 2004 (UNAUDITED) AND SEPTEMBER 30, 2003 (AUDITED)

                                     ASSETS

                                                   (Unaudited)      (Audited)
                                                     March 31,    September 30,
                                                      2004             2003
                                                   ------------    -------------
Current Assets:
  Cash and cash equivalents                        $ 524,463           $249,993
  Commissions receivable                              88,000             30,022
  Prepaid expenses and other assets                    2,000              2,000
                                                   ------------    -------------
                        Total Current Assets         614,463            282,015

Property and equipment, net                         5,792,362          5,806,927

Other Assets:
  Goodwill                                         3,031,840          3,031,840
  Advances receivable                                342,826            347,326
                                                    -----------    -------------
                        Total Other Assets         3,374,666          3,379,166
                                                    -----------    -------------
                        Total Assets              $9,781,491         $9,468,108
                                                   ===========     ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
         MARCH 31, 2004 (UNAUDITED) AND SEPTEMBER 30, 2003 (AUDITED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                              (Unaudited)          (Audited)
                                               March 31,      September 30,
                                                 2004                2003
                                              --------------     ---------------
Current Liabilities:
  Accounts payable                             $ 48,982         $  51,663
                                              --------------     ---------------
                Total Current Liabilities        48,982            51,663

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Class A Preferred Stock, $.001 par value,
  10,000,000 shares authorized at March 31,
  2004 and September 30, 2003, respectively,
  and 1,000,000 issued and outstanding at
  March 31, 2004 and September 30, 2003,
  respectively                                    1,000             1,000

  Class B Preferred Stock, no par value,
  125,000 shares authorized at March 31,
  2004 and September 30, 2003, respectively,
  and 0 shares issued and outstanding at
  March 31, 2004 and September 30, 2003,
  respectively                                        -                  -

  First Washington Class A Preferred Stock,
  no par value, 500,000 shares authorized at
  March 31, 2004 and September 30, 2003,
  respectively, and 500,000 shares issued
  and outstanding at March 31, 2004 and
  September 30, 2003, respectively                    -                  -

  Common Stock - $.001 par value; 25,000,000
  shares authorized at March 31, 2004
  and September 30, 2003, respectively and
  4,919,422 and 3,919,422 shares issued and
  outstanding at March 31, 2004 and
  September 30, 2003, respectively                4,919             3,919

  Additional paid-in capital                 13,166,519        13,024,019
  Accumulated deficit                        (3,439,929)       (3,612,493)
                                            ------------     ------------------
      Total stockholders' equity              9,732,509         9,416,445
                                            ------------     ------------------

  Total Liabilities and Stockholders' Equity $9,781,491        $9,468,108
                                            ============     ==================


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
        FOR THE SIX MONTHS AND THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                     (UNAUDITED)               (UNAUDITED)
                                   SIX MONTHS ENDED        THREE MONTHS ENDED
                                       MARCH 31                  MARCH 31
                                    2004        2003         2004        2003
                                  --------  ---------      ---------   --------

Revenues                      $ 1,212,216  $ 1,713,777  $  600,044  $ 1,218,811

Cost of Revenue                   670,592      982,336     299,536      760,526
                               ----------  -----------  ----------   ----------

Gross Profit (Loss)               541,624      780,441     300,508      458,285

Operating Expenses
   General and administrative     369,060      643,710     163,177      406,664
                               ----------  -----------   ---------    ---------

INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES   172,564      136,731     137,331       54,621

   Income taxes                        -            -           -            -
                               ----------- -----------   --------     --------
NET INCOME AVAILABLE TO COMMON
STOCKHOLDERS                  $   172,564   $  136,731  $ 137,331    $   54,621
                               =========== ===========  =========    ==========
BASIS AND DILUTED EARNINGS
PER SHARE:

NET INCOME AVAILABLE TO COMMON
STOCKHOLDERS                  $      0.04   $    0.03   $   0.03     $    0.01
                               ==========   =========   ========     =========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING       4,469,422   3,919,422  4,919,422     3,919,422
                               ==========   =========  =========     =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003


                                                      SIX MONTHS ENDED
                                                   (UNAUDITED)    (UNAUDITED)
                                                 MARCH 31, 2004  MARCH 31, 2003
                                              ----------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                    $    172,564        $ 136,731

  Adjustments to reconcile net income to net
   cash used by operating activities:
     Depreciation and amortization                    14,465           14,428
     Acquisition of Mortgage-Matic                        -           177,348

  Changes in assets and liabilities

    Prepaid expenses and other current assets             -             2,000
    Commissions receivable                          (57,978)              -
    Accounts payable                                 (2,681)           (3,750)
                                             ---------------     -------------
      Total adjustments                             (46,094)          186,062
                                             ---------------     --------------
      Net cash provided by (used in)
        operating activities                        126,470           322,793

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                    -            (45,500)
  Net change in advances receivable                   4,500                -
                                            ----------------     --------------
      Net cash provided by investing
        activities                                    4,500           (45,500)

CASH FLOWS FROM FINANCING ACTIVITIES
  Contributions of equity                           143,500            25,000
                                             ---------------     -------------
       Net cash provided by (used in)
        financing activities                        143,500            25,000
                                             ---------------     ------------

NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                            274,470           302,293

CASH AND CASH EQUIVALENTS - BEGINNING OF
YEAR                                                249,993           172,521
                                             ---------------    --------------
CASH AND CASH EQUIVALENTS - END OF YEAR         $   524,463         $ 474,814
                                             ===============    ==============


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

                  The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the six months ended March 31, 2004 may not be indicative of the results for the entire year.

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

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003

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

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Principles of Consolidation

                  The condensed consolidated balance sheet for March 31, 2004 and consolidated balance sheet for September 30, 2003 and condensed consolidated statements of income and cash flows for the six months ended March 31, 2004 includes Volt Inc. and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003

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

                  Advertising

                  Advertising costs are typically expensed as incurred. Advertising expense was approximately $10,720 and $80,655 for the six months ending March 31, 2004 and 2003, respectively.

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

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003

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

                  The following is a reconciliation of the computation for basic and diluted EPS:


                                                        2004            2003
                                                        ----            ----

                  Net income                          $172,564        $136,731
                                                      --------        --------


                  Weighted- average common shares
                  Outstanding (Basic)                4,669,422       3,919,422

                  Weighted-average common stock Equivalents:
                           Stock options                    -               -
                           Warrants                         -               -
                                                     ----------      -----------

                  Weighted-average common shares
                  Outstanding (Diluted)              4,669,422       3,919,422
                                                      =========      =========


                  Deferred Financing Fees

                  The Company paid a $10,000 financing fee in connection with a line of credit in April 2002. This fee was written off over a one-year period of time. The unamortized balance at March 31, 2004 was $ -0-. Amortization of these fees were $-0- and $5,000, respectively for the six months ended March 31, 2004 and 2003.

                  Goodwill

                  In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement has been considered when determining impairment of goodwill in certain transactions. During fiscal 2003, the Company recognized $31,840 of goodwill acquired in the Yosemite transaction. There was no recognition of impairment of goodwill during the six months ended March 31, 2004 and 2003.

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003


NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Recent Accounting Pronouncement

                  On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required.

                  Reclassifications

                  Certain amounts for the six months ended March 31, 2003 have been reclassified to conform with the presentation of the March 31, 2004 amounts. The reclassifications have no effect on net income for the six months ended March 31, 2003.

NOTE 3-  PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at March 31, 2004:



                  Wind Farm                                     $5,700,000
                  Furniture and fixtures                            16,000
                  Leasehold improvements                             8,885
                  Computer and office equipment                    116,293
                                                               -----------
                                                                5,841,178
                  Less:  accumulated depreciation                   48,816
                                                               -----------
                  Net book value                                $5,792,362
                                                                ==========

                  Depreciation expense for the six months ended March 31, 2004 and 2003 was $14,565 and $9,428, respectively. There is no depreciation recognized on the Wind Farm as it is non operational until placed in service. In the Company's acquisition of Yosemite in their fourth quarter of 2003, they acquired $55,261 office and computer equipment.

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003

NOTE 4-  ADVANCES RECEIVABLE

                  As of March 31, 2004, advances receivable were $342,826. There was no interest due the Company on these loans, and the amounts due at March 31, 2004, are deemed by management to have no specific repayment terms.

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

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003

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

                  Yosemite Brokerage, rents space from its officer. The lease commenced February 1, 2000 and runs through January 31, 2005. The monthly rents commenced at $5,600 per month and calls for increase annually up to 3%. Rent expense for the six months ended March 31, 2004 was $16,800. No rent expense was incurred for the six months ended March 31, 2003.

                  The President of the Company owns a controlling percentage of the common stock outstanding.

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003

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

                  At March 31, 2004 and 2003, deferred tax assets consist of the following:

                                                         2004          2003
                                                         ----          -----

                  Net operating loss carryforwards    $139,963         $165,889
                  Less:  valuation allowance          (139,963)        (165,889)
                                                     ----------       ---------

                                                      $     -0-        $    -0-
                                                     ==========       =========

                  At March 31, 2004 and 2003, the Company had federal net operating loss carryforwards in the approximate amounts of $424,129 and $414,723, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9-           PENDING ACQUISITION

                  The Company in January 2004 reached an agreement to purchase all of the outstanding shares of the Whittlesey hydro-electric project on the Salmon River in Malone, New York from Franklin Hydro for cash. The purchase will include the real estate, turbines and power purchase agreement which runs approximately seven more years at 8.25 cents per KWH produced.