Form 10QSB
period 2004-06-30
VOLT INC
filed 2004-08-24
CIK 1101137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

               For the quarterly period ended June 30, 2004

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
            For the transition period from ________________ to _________________

                         Commission file number 0-28555

                                    VOLT INC.
  -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                          86-0960464
  ----------------------------                    ----------------------------
(State or other jurisdiction of incorporation                 (IRS
         or organization)                         Employer Identification No.)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,919,422 Common Shares $0.001 par value as of June 30, 2004

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

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

RESULTS OF CONTINUING OPERATIONS

                                                      Nine Months Ended
                                                           June 30

                                                    2004                2003

     Revenue                                    $ 2,140,293         $ 3,065,355
     Cost of Revenue                              1,209,224           1,511,534
                                                  ---------           ---------
     Gross profit                                   931,069           1,553,821
     Operating Expenses                             754,545           1,474,116
                                                  ---------           ---------
     Income from
         continuing operations                  $   176,544        $     79,705
                                                ===========        ============

     Gross profit argin                                 44%                 51%

     Earnings per share
       of common stock                          $      0.04        $       0.02

     Weighted average number of
       common shares outstanding                  4,752,755           3,919,422

For the nine months ended June 30, 2004, the Company generated $2,140,293 of revenue, $931,069 of gross profit, $176,544 of net income, and $0.04 in earnings per weighted average common share based upon a weighted average of 4,752,775 common shares outstanding. All of the Company's revenue for this period was from its mortgage business.

For the nine months ended June 30, 2003, the Company generated $3,065,355 of revenue, $1,511,534 of gross profit, $79,705 of net income, and $0.02 in earnings per fully diluted common share based upon 3,919,422 fully diluted common shares outstanding. All of the Company's revenue for this period was from its mortgage business.

Revenue for the nine months ended June 30, 2004, decreased $925,062 from the same period last year. Cost of revenue for the nine months ended June 30, 2004, decreased $302,310 from the same period last year. Operating expenses for the nine months ended June 30, 2004, decreased $719,591 from the same period last year. Income from continuing operations for the nine months ended June 30, 2004, increased $96,839 from the same period last year.

The Company attributes the decrease in revenue for the nine months ended June 30, 2004, to the closing of its mortgage business in the Washington, D. C. area. The Company attributes the decrease in operating expenses and the corresponding increase in income from continuing operations for the for the nine months ended June 30, 2004, to the consolidation of the Company's mortgage business in the Central Valley of California where the Company's senior management is now located.

                                                  Three Months Ended
                                                         June 30
                                                 2004                2003

 Revenue                                      $ 928,077         $ 1,302,578
 Cost of Revenue                                538,632             529,198
                                                -------           ---------
 Gross profit                                   389,445             773,380
 Operating Expenses                             385,465             753,406
                                                -------             -------
 Income from
   continuing operatios                       $   3,980         $    19,974
                                              =========         ===========

 Gross profit margin                                42%                 59%

 Earnings per share
   of common stock                            $    0.00         $      0.01

 Number of common shares
   outstanding                                4,919,422           3,919,422

For the three months ended June 30, 2004, the Company generated $928,077 of revenue, $398,445 of gross profit, $3,980 of net income, and $0.00 in earnings per fully diluted common share based upon 4,919,422 fully diluted common shares outstanding. All of the Company's revenue for this period was from its mortgage business.

For the three months ended June 30, 2003, the Company generated $1,302,578 of revenue, $773,380 of gross profit, $19,974 of net income, and $0.01 in earnings per fully diluted common share based upon 3,919,422 fully diluted common shares outstanding. All of the Company's revenue for this period was from its mortgage business.

Revenue for the three months ended June 30, 2004, decreased $374,501 from the same period last year. Cost of revenue for the three months ended June 30, 2004, increased $9,434 from the same period last year. Operating expenses for the three months ended June 30, 2004, decreased $367,941 from the same period last year. Income from continuing operations for the three months ended June 30, 2004, decreased $15,994 from the same period last year.

The Company attributes the decrease in revenue for the three months ended June 30, 2004, to the closing of its mortgage business in the Washington, D. C. area. The Company attributes the increase in its cost of revenue and the corresponding decrease in income from continuing operations for the three months ended June 30, 2004, to the fact that two periods of commissions were paid in the reported period. In the future, the Company intends to pay commissions in the same period as corresponding revenue is generated thereby eliminating fluctuations in income from continuing operations

The Company's primary source of revenue is its mortgage business. In late summer of 2003, the Company determined to discontinue its mortgage business operations in the Washington D.C. metropolitan area due to increasing cost of revenue, increasing operating expenses and decreasing revenues. The Company determined that the increased costs and decreasing revenues were a direct consequence of lack of senior management oversight. The Company determined to move its mortgage business to California's Central Valley for two reasons; California's Central Valley is the fastest growing housing market in California, and senior management is located in central California. To facilitate the move to Central California, the Company acquired Yosemite Mortgage Brokers, Inc.

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

The company has devoted substantial time and resources to the energy side of the business in the last few quarters and determined to pursue a path into the coal sector as well as moving forward in the alternative energy markets. We are currently in the final stages of negotiations with both the unions and holders of additional large coal reserves to fulfill our obligations with our initial coal order of 10 million tons of coal at $21 per ton f.o.b. over 84 months totaling $210 million dollars. The company expects the coal side of the business to provide a major source of revenue along with more coal orders currently being pursued. In order to handle more efficiently the increased work load of the company, we will be announcing the addition of both a new President and a Chief Financial Officer/Treasurer. The two new officers will also serve on the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.

EXHIBIT
NUMBER        DESCRIPTION OF DOCUMENT

     1        VOLT INC. AND SUBSIDIARIES FINANCIAL STATEMENTS
  31.1        Section 302 Certifications
  32.1        Section 906 Certifications

On April 1,2004, the Company filed a Form 8-K reflecting the resignation of a director of the Company on March 27, 2004.

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VOLT INC.
                                  (Registrant)
Date August 23, 2004              /s/Denis C. Tseklenis
                                  Denis C. Tseklenis
                                  Chief Executive Officer
                                  Chairman of the Board

EXHIBIT 1 - Financial Statements

                           VOLT INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED):

    BALANCE SHEETS AS OF JUNE 30, 2004 (UNAUDITED)
       AND SEPTEMBER 30, 2003 (AUDITED)

    STATEMENTS OF OPERATIONS THE NINE AND THREE MONTHS ENDED
       JUNE 30, 2004 AND 2003 (UNAUDITED)

    STATEMENTS OF CASH FLOWS FOR NINE MONTHS ENDED
       JUNE 30, 2004 AND 2003 (UNAUDITED)

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                           VOLT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           JUNE 30, 2004 (UNAUDITED) AND SEPTEMBER 30, 2003 (AUDITED)

                                            (UNAUDITED)        (AUDITED)
                                              JUNE 30,        SEPTEMBER 30,
                                               2004               2003

CURRENT ASSETS
    Cash and cash equivalents           $     379,813       $     249,993

    Commissions receivable                    290,684              30,022

    Prepaid expenses and other assets           2,000              2,000
                                         ------------       ------------

Total current assets                          672,497            282,015

PROPERTY AND EQUIPMENT - Net                5,785,080          5,806,927

OTHER ASSETS
    Goodwill                                2,859,412          2,859,412
                                         ------------       -------------
                                            2,859,412          2,859,412
                                         ------------       ------------
TOTAL ASSETS                             $  9,316,989      $   8,948,354
                                         ============      =============

     See accompanying notes to condensed consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
           JUNE 30, 2004 (UNAUDITED) AND SEPTEMBER 30, 2003 (AUDITED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                         (UNAUDITED)         (AUDITED)
                                           JUNE 30,         SEPTEMBER 30,
                                             2004              2003

CURRENT LIABILITIES

    Accounts payable and accrued expenses     185,154             51,663
                                          -----------        ------------
Total current liabilities                     185,154             51,663

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Class A Preferred Stock, $.001 par
    value, 10,000,000 shares
    authorized at June 30, 2004 and
    September 30, 2003, respectively,
    and 1,000,000 issued and outstanding
    at June 30, 2004 and September 30,
    2003, respectively                          1,000                1,000

  Class B Preferred Stock , no par value,
    125,000 shares authorized at June 30,
    2004 and September 30, 2003,
    respectively, and 0 shares issued and
    outstanding at June 30, 2004 and
    September 30, 2003 respectively               -                     -

  First Washington Class A Preferred Stock,
   no par value, 500,000 shares authorized
   at June 30, 2004 and September 30, 2003,
   respectively, and 500,000 shares issued
   and outstanding at June 30, 2004 and
   September 30, 2003, respectively               -                     -

  Common stock, $.001 par value 25,000,000
   shares authorized at June 30, 2004 and
   September 30, 2003, respectively, and
   4,919,422 and 3,919,422 shares issued
   and outstanding at June 30, 2004 and
   September  30,  2003, respecitvely           4,919                3,919

  Additional paid-in capital               13,793,247           13,735,647

  Accumulated deficit                      (4,667,331)          (4,843,875)
                                           ----------           ----------

  Total stockholders' equity (deficit)      9,131,835            8,896,691
                                           ----------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                        $ 9,316,989          $ 8,948,354
                                          ===========          ===========

See accompanying notes to condensed consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2004


                                       (UNAUDITED)           (UNAUDITED)
                                  NINE MONTHS ENDED     THREE MONTHS ENDED
                                        JUNE 30,             JUNE 30,
                                   2004        2003         2004       2003

REVENUE                       $ 2,140,293  $ 3,065,355  $  928,077  $ 1,302,578

COST OF REVENUE                 1,209,224    1,511,534     538,632      529,198
                              -----------   ----------   ---------  -----------

GROSS PROFIT                      931,069    1,553,821     389,445      773,380

OPERATING EXPENSES

    General and administrative    754,525    1,474,116     385,465      753,406
                              -----------   ----------   ---------   ----------

INCOME (LOSS) FROM
   CONTINUING OPERATIONS
   BEFORE INCOME TAXES            176,544       79,705       3,980       19,974

  Income taxes                        -              -           -            -
                               ----------   ----------   ---------   ----------

NET INCOME AVAILABLE TO
   COMMON STOCKHOLDERS       $    176,544       79,705       3,980       19,974
                              ===========   ==========   =========   ==========

BASIC AND DILUTED EARNINGS PER SHARE:

NET INCOME  AVAILABLE TO
COMMON STOCKHOLDERS          $       0.04   $     0.02   $    0.00   $     0.01

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING    4,752,755    3,919,422   4,919,422    3,919,422


     See accompanying notes to condensed consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003


                                                     NINE MONTHS ENDED
                                                (UNAUDITED)       (UNAUDITED)
                                               JUNE 30, 2004     JUNE 30, 2003
                                               -------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                     $    176,544      $     79,705

Adjustments to reconcile net income to
  net cash provided by operating activities:

    Depreciation and amortization                    21,847            19,114

    Acquisition of Mortgage-Matic                         -           177,384

    Changes in assets and liabilities:

    Prepaid expenses and other current assets             -            (2,000)

    Commissions receivable                         (260,662)                -

    Accounts payable                                133,491             4,499
                                                ------------      ------------

              Total adjustments                    (105,324)          198,997
                                                ------------      ------------

        Net cash provided by operating activities    71,220           278,702
                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of property and equipment                   -           (45,500)
                                                ------------      ------------

       Net cash (used in) investing activities            -           (45,500)
                                                ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Contributions of equity                          58,600            25,000
                                                ------------      ------------


        Net cash provided by financing activities    58,600            25,000
                                                ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS             129,820           258,202

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                               249,993           172,521
                                                ------------      ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                 $   379,813       $   430,723
                                                ===========       ============

NON CASH INVESTING AND FINANCING ACTIVITIES
   Preferred stock issued for the acquisition of
        Heritage Mortgage                       $        -        $   100,000
                                               ============       ============

     See accompanying notes to condensed consolidated financial statements.

                           VOLT INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

                  The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the nine months ended June 30, 2004 may not be indicative of the results for the entire year.

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

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003

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

                  As noted in Note 9, the Company has been addressing response letters to the Securities and Exchange Commission's comment letters dated February 4, 2003, May 30, 2003 and August 11, 2003. The Company has amended these condensed consolidated financial statements for the balance sheet at September 30, 2003 (audited) to restate certain transactions that occurred prior to the current fiscal year. These adjustments were to reclassify $711,628 previously recorded as reversal of payables, to reclassify a portion of its goodwill acquired in the First Washington Corporation transaction as cash in the amount of $172,428 and has reclassified $347,326 previously classified as notes receivable to general and administrative expenses. These transactions resulted in a decrease in the accumulated deficit to ($4,843,875) at September 30, 2003. In addition for the six months ended March 31, 2004, the Company has reclassified $4,500 previously classified as notes receivable to accrued expenses. This transaction resulted in no change to its previously stated net income and accumulated deficit for the nine-month period. The comparative statements of income for the nine and three months ended June 30, 2004 and 2003, and comparative statements of cash flows have not been restated since none of the amendments above relate to those periods.

                  The Company is in process of amending all prior periods that these restatements relate to.

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Principles of Consolidation

                  The condensed consolidated balance sheet for June 30, 2004 and consolidated balance sheet for September 30, 2003 and condensed consolidated statements of income and cash flows for the nine months ended June 30, 2004 includes Volt Inc. and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

                  Advertising

                  Advertising costs are typically expensed as incurred. Advertising expense is included in general and administrative expenses for the nine months ended June 30, 2004 and 2003, respectively.

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                             2004        2003
                                                             ----        ----

                  Net income                               $176,544     $79,705
                                                           --------     -------

                  Weighted- average common shares
                  Outstanding (Basic)                     4,752,755   3,919,422

                  Weighted-average common stock
                    Equivalents:
                           Stock options                          -           -
                           Warrants                               -           -
                                                         ----------   ---------

                  Weighted-average common shares
                  Outstanding (Diluted)                   4,752,755   3,919,422
                                                          =========   =========

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Deferred Financing Fees

                  The Company paid a $10,000 financing fee in connection with a line of credit in April 2002. This fee was written off over a one-year period of time. The unamortized balance at June 30, 2004 was $ -0-. Amortization of these fees were $-0- and $5,000, respectively for the nine months ended June 30, 2004 and 2003.

                  Goodwill

                  In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement has been considered when determining impairment of goodwill in certain transactions. During fiscal 2003, the Company recognized $31,840 of goodwill acquired in the Yosemite transaction. There was no recognition of impairment of goodwill during the nine months ended June 30, 2004 and 2003.

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

                  Reclassifications

                  Certain amounts for the nine months ended June 30, 2003 have been reclassified to conform with the presentation of the June 30, 2004 amounts. The reclassifications have no effect on net income for the nine months ended June 30, 2003.

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE 3-  PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at June 30, 2004:



                  Wind Farm                                       $5,700,000
                  Furniture and fixtures                              16,000
                  Leasehold improvements                               8,885
                  Computer and office equipment                      116,293
                                                                  ----------
                                                                   5,841,178
                  Less:  accumulated depreciation                     56,098
                                                                  ----------
                  Net book value                                  $5,785,080
                                                                  ==========

                  Depreciation expense for the nine months ended June 30, 2004 and 2003 was $21,847 and $19,114, respectively. There is no depreciation recognized on the Wind Farm as it is non operational until placed in service. In the Company's acquisition of Yosemite in their fourth quarter of 2003, they acquired $55,261 office and computer equipment.

                  The Company upon acquisition of the Wind Farm, has classified this asset under property and equipment. The Wind Farm consists of hundreds of nonoperational turbines located in California. The Company has received independent valuations on the Wind Farm that have valued it in excess of $14,000,000. The Company would need to spend in excess of $5,000,000 to bring these assets into operational use, at which time the Company would depreciate them over their estimated useful life of 40 years. Consequently, there is no depreciation recognized on the Wind Farm for the nine months ended June 30, 2004 and 2003. The Company did receive miscellaneous parts that have not been valued for the condensed consolidated balance sheets, that it sells from time to time, and the Company records the income in their condensed consolidated statements of operations when these sales occur.

NOTE 4-  DEPOSITS

                  During the quarter ended March 31, 2003, the Company's subsidiary, Opportunity Knocks placed deposits down on four homes in Virginia Beach, Virginia. Opportunity Knocks placed $500 down per home for a total of $2,000.

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003

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

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003

NOTE 6-  RELATED PARTY TRANSACTIONS

                  On January 1, 2003, the Company entered into a lease agreement for the rental of office space for its home office. An officer of the Company is a partner in the partnership that rents this space to the Company. The lease is a five-year lease with a five-year option, with rent of $2,750 per month.

                  Yosemite Brokerage, rents space from its officer. The lease commenced February 1, 2000 and runs through January 31, 2005. The monthly rents commenced at $5,600 per month and calls for increase annually up to 3%. Rent expense for the nine months ended June 30, 2004 was $50,400. No rent expense was incurred for the nine months ended June 30, 2003.

                  The President of the Company owns a controlling percentage of the common stock outstanding.

NOTE 7-  PROVISION FOR INCOME TAXES

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

                  At June 30, 2004, deferred tax assets consist of the following:



                  Net operating loss carryforwards             $410,000
                  Less:  valuation allowance                   (410,000)
                                                              ----------

                                                               $    -0-

                  At June 30, 2004, the Company had federal net operating loss carryforwards in the approximate amounts of $1,545,000, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8-           PENDING ACQUISITIONS

                  The Company in January 2004 reached an agreement to purchase all of the outstanding shares of the Whittlesey hydro-electric project on the Salmon River in Malone, New York from Franklin Hydro for cash. The purchase will include the real estate, turbines and power purchase agreement which runs approximately seven more years at 8.25 cents per KWH produced.

                           VOLT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE 8-           PENDING ACQUISITIONS (CONTINUED)

                  The Company in August 2004, received a Sales and Purchase Agreement for Coal Ore to be sold and delivered on a FOB basis to buyer in the amount of ten million metric tons of coal for 84 months with options to renew at year five of the term. The contract calls for a minimum of 55,000 tons per month +/- 5% to be delivered at $21 per ton for a contract price of $210,000,000. Revenue on a monthly basis for the order will be between $1,000,000 and $3,000,000 dependent on site loading, labor, work, shipping, permits and weather conditions. Payments on delivery will be serviced from a letter of credit posted by the buyer and drawn on a major bank. Sun Volt, a wholly owned subsidiary of the Company will oversee the day-to-day operations which will be managed by Lancaster International Corporation. The contract calls for the delivery of the coal to begin within 120 days and the Company expects to meet the requirements and specifications of the order on a timely basis.


NOTE 9-           RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

                  The Company has been addressing response letters to the Securities and Exchange Commission's comment letters dated February 4, 2003, May 30, 2003 and August 11, 2003. The Company has amended these condensed consolidated financial statements for the balance sheet at September 30, 2003 (audited) to restate certain transactions that occurred prior to the current fiscal year. These adjustments were to reclassify $711,628 previously recorded as reversal of payables, to reclassify a portion of its goodwill acquired in the First Washington Corporation transaction as cash in the amount of $172,428 and has reclassified $347,326 previously classified as notes receivable to general and administrative expenses. These transactions resulted in a decrease in the accumulated deficit to ($4,843,875) at September 30, 2003. In addition for the six months ended March 31, 2004, the Company has reclassified $4,500 previously classified as notes receivable to accrued expenses. This transaction resulted in no change to its previously stated net income and accumulated deficit for the nine-month period. The comparative statements of income for the nine and three months ended June 30, 2004 and 2003, and comparative statements of cash flows have not been restated since none of the amendments above relate to those periods.

                  The Company is in process of amending all prior periods that these restatements relate to.