Form 10KSB/A
period 2002-09-30
KORE HOLDINGS, INC
filed 2005-02-15
CIK 1101137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)
                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED SEPTEMBER 30, 2002

                                     0-28555
                            (Commission file number)

                               KORE HOLDINGS, INC.
                 (Name of small business issuer in its charter)

                  Nevada                                      86-0960464
(State or other jurisdiction of incorporation              (I.R.S. Employer
             or organization)                            Identification Number)

41667 Yosemite Pines Drive, Oakhurst, CA 93644                  93644
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number is:  (559) 692-2474

                                    VOLT INC.
          (Former name or former address, if changed since last report)

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

The issuer's revenues for the most recent fiscal year were $753,700.

The aggregate value of the voting stock held by non-affiliates as of January 10, 2003, was $5,842,651.

The number of shares outstanding of the issuer's common equity as of January 10, 2003 was 3,919,422, $.001 Par Value.

Portions of the following documents are incorporated by reference into Part II,
Item 5 and Part III, Items 10 respectively of this Form 10KSB: Applicable portions of the Company's Form 10KSB for the year ended September 30, 2000 filed with the Securities and Exchange Commission on January 12, 2001 and applicable portions of the Company's Form 10KSB for the year ended September 30, 2001 filed with the Securities and Exchange Commission on January 16, 2002. Portions of the following documents are incorporated by reference into Part III, Item 13:
Applicable portions of the Company's Form 10SB/A (Amendment No. 4) filed with the Securities and Exchange Commission on September 15, 2000, applicable portions of the Company's Form 8K/A (Amendment No. 1) filed with the Securities and Exchange Commission on September 26, 2001 and applicable portions of the Company's Form 10KSB for the year ended September 30, 2002 filed with the Securities and Exchange Commission on January 15, 2003.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

History

The Company was incorporated in the state of Colorado on March 31, 1997, under the name Biovid Corporation for the purpose of entering into the printing and publishing business. The Company did not commence active business operations in the publishing industry until August 1998, when began acquiring existing printing and publishing businesses as subsidiaries. From August, 1998, until December 31, 1999, the Company derived its revenue primarily from providing printing and publishing services to artists and publishers. The Company discontinued its printing and publishing operations effective December 31, 1999, to concentrate its efforts on Internet-based publishing initiatives. In December 1999, the company effected a merger whereby it became a Nevada corporation and changed its name to Deerbrook Publishing Group, Inc. and continued as a holding company looking for other business to acquire.

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

In May, 2001, the Company established Sun Volt, Inc., a Nevada corporation ("Sun Volt") to engage in the business of construction and sale of energy products and energy projects.

In May, 2001, the Company established Sun Electronics, Inc., a Nevada corporation ("Sun Electronics") to engage in the research and development of alternative energy products.

On May 17, 2002, the Company acquired all of the stock of First Washington Financial Corporation, a Nevada corporation ("First Washington"). First Washington is a mortgage loan originator in the home mortgage loan industry concentrated primarily in Washington, D.C., Maryland and Virginia. The acquisition of First Washington is deemed an acquisition of a significant subsidiary because it met a condition under Section 210.3-05 of Regulation SX.

On May 17, 2002, the Company acquired Opportunity Knocks, LLC, a Maryland limited liability company ("Opportunity Knocks"). Opportunity Knocks is in the business of acquiring, refurbishing and selling real estate. Opportunity Knocks specializes in HUD properties. The acquisition of Opportunity Knocks is not deemed an acquisition of a significant subsidiary because it did not meet a condition under Section 210.3-05 of Regulation SX.

Subsequent to September 30, 2002, the Company acquired other businesses. In October 2002, and April 3, 2003, the Company acquired Mortgage-Matic Brokers, LLC and Heritage Mortgage Bankers, LLC respectively. Both Mortgage-Matic and Heritage are mortgage loan originators in the home mortgage loan industry in Washington, D.C., Maryland and Virginia. In July, 2003, the Company disposed of both Mortgage-Matic and Heritage. The acquisitions of these companies is not deemed an acquisition of a significant subsidiary because the acquisitions did not meet a condition under Section 210.3-05 of Regulation SX.

Subsequent to September 30, 2002, in August, 2003, First Washington acquired a branch office in the Central Valley of California doing business as Yosemite Mortgage. This branch office was subsequently closed effective December 31, 2004.

Subsequent to September 30, 2002, and on October 16, 2004, the Company amended its Articles of Incorporation to change its name to Kore Holdings, Inc. and to increase its authorized common stock to 400,000,000 common shares, $.001 par value and to increase its authorized preferred stock to 100,000,000 preferred shares, $.001 par value.

The Company

The Company is a holding company formed in the State of Nevada whose subsidiaries include Arcadian, Sun Volt, Sun Electronics, First Washington, and Opportunity Knocks.

The Company is listed on the OTC Bulletin Board and its common stock traded under the stock symbol "VOLT" until October, 2004 when its symbol changed to "KORH".

The Alternative Energy Business

Arcadian's major asset is the Altamont Wind Generation Facility, which is an existing electricity generation facility located on approximately 4000 acres in the Altamonte Pass, east of San Francisco, CA (the "Wind Farm"). The Wind Farm has approximately 1300 wind turbines at present which were installed in the 1980's, approximately 600 of which are still operable. The Wind Farm will have to be re-powered in order to make its operation economically feasible. The Company plans to re-power the Wind Farm with new 950 KW state-of-the-art turbines. The Wind Farm is zoned and permitted for up to 114 megawatts, and the infrastructure includes the wind turbines, 300 miles of transmission lines, a 150 MW substation and an interconnection to the PG&E grid. The ground leases extend to 2036 with options to renew. The cost to produce electricity is approximately 4.5 cents per KWH, and is eligible for up to 3.5 cents of tax credits. Sale price of the electricity should be in the range of 6.9 cents per KWH with annual revenue in the $5 Million range without calculating green tickets or tax credits and other incentives.

The Company is in the planning stages to re-power and activate its Wind Farm. However, due to the uncertainty surrounding the Chapter 11 Reorganization Proceeding of Pacific Gas and Electric Company which was pending in the United States Bankruptcy Court in the Northern District of California until 2004, the Company is unsure of when it will be able to activate the Wind farm. Because of the bankruptcy, new power production contracts have to be negotiated.

Sun Electronics is conducting Photovoltaics research and development of a patented paint on cellprocess licensed to the company and other solar and energy related technologies.

Sun Volt is currently engaged in the sale and construction of alternative energy products and power from generators and other sources of co-generation.

The Mortgage Business

First Washington earns fees on the origination of real estate mortgage loans in the Washington D. C. area and, until December 31, 2004, in California's Central Valley. First Washington specializes in residential mortgage loans. First Washington has seven full time employees. First Washington obtains customers through direct contact by telephone, the internet and referrals from existing customers.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Corporate Offices

The Company leases its corporate and executive offices at 41667 Yosemite Pines Drive, Oakhurst, CA 93644. The Company considers its offices to be adequate. First Washington leases its corporate offices at 8905 Fairview Road, Silver Springs, MD 20910. The Company considers First Washington's offices to be adequate.

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

Subsequent to September 30, 2002, on October 16, 2004, the Company amended its Articles of Incorporation to change its name to Kore Holdings, Inc. and to increase its authorized common stock to 400,000,000 common shares, $.001 par value and to increase its authorized preferred stock to 100,000,000 preferred shares, $.001 par value.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The company's Common Stock traded on the OTC Bulletin Board under the stock symbol "VOLT" until October, 2004, when its symbol changed to KORH. The following table sets forth the quarterly high and low closing bid prices for the Company's common stock for the periods indicated:

For the year ended September 30, 2001:
                                                      High             Low
         DEERBROOK:
         Quarter ended         December 31, 2000      $ 0.07        $ 0.005
         Quarter ended         March 31, 2001           0.08           0.01

         VOLT now KORH  :
         Quarter ended         June 30, 2001           10.25           0.015
         Quarter ended         September 30, 2001       9.00           2.50

For the year ended September 30, 2002:

VOLT, now KORH:
                                                      High             Low
         Quarter ended         December 31, 2001     $  4.30           2.25
         Quarter ended         March 31, 2002           4.20           1.50
         Quarter ended         June 30, 2002            2.00           1.55
         Quarter ended         September 30, 2002       2.05           1.43

The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

Capital Stock and Holders of Capital Stock

As of September 30, 2002, the Company had two classes of capital stock outstanding; Common Stock, $.001 par value, and Series A Voting Convertible Preferred Stock. As of September 30, 2002, there were approximately 553 holders of record of the Company's Common Stock and one holder of record of the Company's Series A Voting Convertible Preferred Stock. The Company's Series A Voting Convertible Preferred Stock is convertible into the Company's common stock at the ratio of five shares of the Company's Common Stock for each share of the Company's Series A Voting Convertible Preferred Stock.

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividends in the foreseeable future. The payment of dividends, if any is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition and other such factors as the Board of Directors may consider.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities

Sales of securities by the Company and its subsidiaries within the past three years without registration under the Securities Act were as follows:

With respect to such sales within the fiscal years ended September 30, 2002, and 2001, see Note 6 to the Company's Consolidated Financial Statements contained herein. Each share of the Company's Series A Voting Convertible Preferred Stock referred to in Note 6 is convertible into five shares of the Company's common stock at the option of the holder(s) thereof.

With respect to such sales within the fiscal year ended September 30, 2000, refer to the applicable portions of the Company's Form 10KSB filed with the Securities and Exchange Commission January 12, 2001, which by this reference are incorporated herein by reference for this specific purpose.

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

Restatement

As discussed in Note 10 to the consolidated financial statements contained elsewhere in this report, the Company has restated its audited consolidated financial statements for the years ended September 30, 2002 and 2001. For the year ended September 30, 2001, the Company reclassified $711,628 previously recorded as a reversal of payables (expenses) in the consolidated statements of operations to additional paid in capital. Additionally, for the year ended September 30, 2001, the Company reclassified $71,000 previously recorded as notes receivable to an expense. These transactions had the net effect of reducing the net income for the year ended September 30, 2001 from $521,898 to a net loss of $260,730 and increasing the accumulated deficit from $3,943,047 to $4,725,675.

The Company has restated its consolidated financial statements for September 30, 2002 to reclassify a portion of its goodwill acquired in the First Washington Financial Corporation transaction as cash in the amount of $172,428 and has reclassified $133,000 previously classified as notes receivable to an expense. These transactions resulted in a decrease in net income of $305,428 to a net loss of $44,408 and increased accumulated deficit to $4,770,083 for the year ended September 30, 2002.

The Company has restated its consolidated financial statements for September 30, 2002 to reclassify $172,428 of cash and cash equivalents, a current asset, as restricted cash, which is not a current asset. This reclassification had no effect on total assets or total liabilities and stockholders' equity.

Management Discussion Snapshot

The following table sets forth certain of the Company's summary selected operating and financial data. The following table should be read in conjunction with all other financial information and analysis presented herein including the Audited Financial Statements for the Years Ended September 30, 2002 and September 30, 2001

         Summary Selected Statements Operating and Other Financial Data

                                                  (Restated)     (Restated)
                                                     2002           2001
                                                -------------   --------------

Revenue                                           $   753,700       $     -
Cost of Revenue                                   $   302,878       $     -
Gross Profit                                      $   450,822       $     -
Operating Expenses                                $   495,230       $   260,730
Loss  From  Continuing  Operations
  Before  Income Taxes                            $   (44,408)      $  (260,730)
Provision For Income Taxes                        $       -                -
Net Loss Available to Stockholders                $   (44,408)      $  (260,730)
Net Loss Per Common Share                         $     (0.02)      $     (0.29)
Weighted Average Shares Outstanding               $ 2,644,442       $   897,704
Current Assets                                    $        93       $    88,592
Property And Equipment                            $ 5,756,939       $ 5,724,399
Other Assets                                      $ 3,005,000       $       -
Total Assets                                      $ 8,762,032       $ 5,812,991
Total Liabilities                                 $    36,949       $    43,500
Total Stockholders' Equity                        $ 8,725,083       $ 5,769,491
Total Liabilities and Stockholders' Equity        $ 8,762,032       $ 5,812,991
                                                  ===========        ==========

Results of Operations

         Revenue and Expenses

For the year ended September 30, 2002, the Company had revenue of $753,700, a net loss of $(44,408) and a net loss per common share of $(0.02) based on a weighted average of 2,644,442 common shares outstanding. All of the Company's revenue was generated from its mortgage business. The Company's revenue is not dependent on any key customers.

For the year ended September 30, 2001, the Company had no revenue, a net loss of $(260,730) and a net loss per common share of $(0.29) based on a weighted average of 897,704 common shares outstanding.

Revenue in the year ended September 30, 2002 was $753,700 compared to no revenue in the year ended September 30, 2001. This is an increase of $753,700 from period to period. This increase in revenue is attributable to the change in control and change in management during the year ended September 30, 2001. Prior to the change in control and change in management, prior management discontinued the Company's previous business. During the year ended September 30, 2002, the Company acquired First Washington which immediately began to generate revenue.

Cost of revenue in the year ended September 30, 2002 was $302,878 compared to no cost of revenue in the year ended September 30, 2001. This is an increase of $302,878 from period to period. This increase in cost of revenue is attributable to the change in control and change in management during the year ended September 30, 2001. Prior to the change in control and change in management, prior management discontinued the Company's previous business. During the year ended September 30, 2002, the Company acquired First Washington which immediately began to generate revenue and cost of revenue.

Gross profit in the year ended September 30, 2002 was $450,822 compared to no gross profit in the year ended September 30, 2001. This is an increase of $450,822 from period to period. This increase in gross profit is attributable to the change in control and change in management during the year ended September 30, 2001. Prior to the change in control and change in management, prior management discontinued the Company's previous business. During the year ended September 30, 2002, the Company acquired First Washington which immediately began to generate revenue and gross profit.

Operating expenses in the year ended September 30, 2002 were $495,230 compared to operating expenses of $260,730 in the year ended September 30, 2001. This is an increase of $234,500 from period to period. This increase in operating expenses is attributable to the change in control and change in management during the year ended September 30, 2001. Prior to the change in control and change in management, prior management discontinued the Company's previous business. Operating expenses in the year ended September 30, 2002 consisted primarily of expenses associated with the operation of the Company's newly acquired mortgage business. Operating expenses in the year ended September 30, 2001 consisted primarily of expenses from the Company's discontinued prior business before change in control and management.

Loss from continuing operations before income taxes in the year ended September 30, 2002, was $(44,408) compared to a loss from continuing operations before income taxes of $(260,730) in the year ended September 30, 2001. This is a decrease of $216,322 from period to period. This decrease in loss from continuing operations is attributable to the change in control and change in management during the year ended September 30, 2001. Prior to the change in control and change in management, prior management discontinued the Company's previous business. During the year ended September 30, 2002, the Company acquired First Washington which immediately began to generate revenue and income from continuing operations.

Net loss per common share for the year ended September 30, 2002 was $(0.02) compared to net loss per common share of $(0.29) for the year ended September 30, 2001. This is a decrease of $.27 from period to period. This decrease in loss net loss per common share is attributable to the change in control and change in management during the year ended September 30, 2001. Prior to the change in control and change in management, prior management discontinued the Company's previous business. During the year ended September 30, 2002, the Company acquired First Washington which immediately began to generate revenue and income from continuing operations.

         Assets and Stockholders' Equity

Current Assets in the year ended September 30, 2002 were $93 compared to $85,792 in the year ended September 30, 2001. This is an decrease of $85,699 from period to period. This decrease is attributable primarily to the reclassification of $172,428 of cash and cash equivalents, a current asset, to restricted cash, which is not a current asset. This reclassification had no effect on total assets or total liabilities and stockholders' equity.

Other assets in the year ended September 30, 2002 were $3,005,000 compared to no other assets in the year ended September 30, 2001. This is an increase of $3,005,000 from period to period. This increase in attributable to $2,827,572 of goodwill associated with the acquisition of First Washington and to the reclassification of $172,428 of cash and cash equivalents, a current asset, to restricted cash, which is not a current asset.

Total assets in the year ended September 30, 2002 were $8,762,032 compared to $5,812,991 in the year ended September 30, 2001. This is an increase of $2,949,041 from period to period. This increase is attributable primarily to the increases in current assets and other assets discussed above.

Stockholders' equity in the year ended September 30, 2002 was $8,725,083 compared to $5,769,491 in the year ended September 30, 2001. This is an increase of $2,955,592 from period to period. This increase is primarily attributable to the increases in current assets and other assets discussed above.

         Working Capital

The following table sets forth a summary of the Company's working capital.

AT SEPTEMBER  30:                                     2002           2001
------------------------------------------------- -------------- --------------

Current assets                                     $          93  $      88,592
Current liabilities                                       36,949         43,500
                                                   -------------- --------------

Working capital                                    $     (36,856) $      45,092
                                                   ============== ==============
Current ratio                                              .0025            2.0

Working capital in the year ended September 30, 2002 was $(36,856) compared to $43,500 in the year ended September 30, 2001. This is a decrease of $81,948 from period to period. This decrease is primarily attributable to the reclassification of $172,428 of cash and cash equivalents, a current asset, to restricted cash, which is not a current asset. This reclassification had no effect on total assets or total liabilities and stockholders' equity.

         Cash Flow.

The Company's cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows are summarized in the table below.

FOR THE YEARS ENDED SEPTEMBER 3O:                        2002           2001
--------------------------------------------------- -------------- -------------
Net cash provided by/(used in):
     Operating activities                          $     (32,758) $   (424,612)
     Investing activities                                (42,941)     (27,476)
     Financing activities                                (10,000)      537,284
                                                    ------------   -----------
Net change in cash and cash equivalents            $     (85,699) $     85,196
                                                   ============== =============

Net cash (used in) operating activities in the year ended September 30, 2002 was $(32,758) compared to $(424,612) in the year ended September 30, 2002. This is an decrease of $391,854 from period to period. This decrease is primarily due to assets acquired on the acquisition of Washington and revenue generated by First Washington after its acquisition in the year ended September 30, 2002 and to the reclassification of $172,428 of cash and cash equivalents, a current asset, to restricted cash, which is not a current asset. This reclassification had no effect on total assets or total liabilities and stockholders' equity.


Net cash used in investing activities in the year ended September 30, 2002 was $(42,941) compared to $(27,476) in the year ended September 30, 2001. This is an increase of net cash used in investing activities of $15,465 from period to period. This increase is due primarily to the acquisition of additional property and equipment utilized by First Washington in its mortgage business.

Net cash provided by (used in) financing activities in the year ended September 30, 2002, was $(10,000) compared to $537,284 in the year ended September 30, 2001. This is a decrease of $547,284 from period to period. The decrease is primarily due to the Company receiving proceeds from the issuance of common stock and warrants in the year ended September 20, 2002, authorized by prior management in the year ended September 30, 2001.

Off Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements as defined by SEC Final Rule 67 (FR-67) "Disclosure in Management's Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations."

Liquidity and Capital Resources

Subsequent to the discontinuation of the Company's previous printing business and the change in management and control, the Company's net cash provided from operating activities has been sufficient to satisfy the Company's firm contractual commitments and budgeted expenses. The Company believes that its net cash provided from operating activities will in the foreseeable future continue to be sufficient to satisfy the Company's firm contractual commitments and budgeted expenses.

Looking Forward

The Company is actively seeking to expand its energy business by continuing plans to re-power its existing wind farm and by acquiring additional energy businesses.

The Company is also seeking to acquire additional mortgage entities.

ITEM7. FINANCIAL STATEMENTS

The Company's consolidated financial statements for the years ended September 30, 2002 and 2001 are attached hereto.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There have been no changes in or disagreements with the Company's accountants on any matter.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the Company's directors, executive officers, and certain key employees:

Name                                Age          Position With the Company

Denis C. Tseklenis                  55           Chairman, President, Chief
                                                 Executive Officer and Secretary

Robert F. Rood(1)                   37           Director, Treasurer

James A. Sharon                     53           Director

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

Robert F. Rood(1) Mr. Rood has been a director and the treasurer of the Company since March 17, 2002. Mr. Rood has been in the finance industry since 1991. Mr. Rood has managed and consulted and has served as a financial consultant for unions and REITS. In conjunction with Donaldson, Lufkin and Jeanerette, Mr. Rood participated in the designing of secondary market products. In 1997, Mr. Rood entered the mortgage lending industry at Wall Street Mortgage Corporation as head of the sales force and was responsible for promoting custom-made mortgage products and FHA lending. In 2000, Mr. Rood went to F&M Bank in Bethesda Maryland to start and supervise the newly formed wholesale mortgage division. When F&M Bank was acquired, Mr. Rood left to become manager of the Bethesda office of Fidelity & Trust Mortgage, Inc. In 2000, Mr. Rood helped found First Washington, now a wholly owned subsidiary of the Company.

James A. Sharon Mr. Sharon has been a director of the Company since September 15, 2002. Mr. Sharon was an exchange student a City University in London in 1972 and holds a Bachelor of Science Degree in Civil Engineering with Honors from Worcester Polytechnic Institute. Mr. Sharon is licensed by the State of Florida as a Certified Building Contractor and a Certified Solar Energy Contractor. Mr. Sharon has public company experience as a former president of a public company and has experience in lease negotiations with major tenants such as Mobil Oil, Cellular-One and Marriott Corp. Mr. Sharon has extensive experience in the installation of large commercial renewable energy projects.

(1) On March 27, 2004 Mr. Rood resigned as an officer and a director.


There are no family relationships among directors, or executive officers.


ITEM 10.  EXECUTIVE COMPENSATION

With respect to executive compensation for within the fiscal years ended September 30, 2001 and 2000, refer to the applicable portions of the Company's Form 10KSB for the year ended September 30, 2001 filed with the Securities and Exchange Commission January 16, 2002 and to the applicable portions of the Company's Form 10KSB for the year ended September 30, 2000 filed with the Securities and Exchange Commission on January 12, 2001 which by this reference are incorporated herein by reference for this specific purpose.

The Company paid no executive compensation for the fiscal year ended September 30, 2002. The Company has no employment contracts. The company does not have a bonus or stock option plan at this time.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following is a listing of security ownership of management and certain beneficial owners of the Issuer's securities as of January 14, 2003. On that date there were 3,919,422 shares of the Company's common stock issued and outstanding and 1,000,000 shares of the Company's Series One Voting Convertible Preferred Stock outstanding.
                                                            Amount and Nature of
Title of       Name and Position           Beneficial            Percent
Class          of Beneficial Owner         Ownership             of Class
---------   ---------------------      ----------------      ------------------

           Denis C. Tseklenis
Common     President, CEO and Secretary     1,627,995              42%
           Robert F. Rood Director and
Common     Treasurer(2)                       500,000              13%
                                        ---------------        -----------
Total Officers and
Directors as a Group                        2,127,995              55%
                                        ===============        ===========

Series A   Denis C. Tseklenis
Preferred  President, CEO and
           Secretary                        1,000,000              100%
                                        ---------------        -----------

Total Officers and
Directors as a Group                        1,000,000              100%
                                       ================        ===========

(1) Subject to community property laws when applicable, the persons named in the above table have sole voting and investing power with respect to all shares of stock beneficially owned by them.

(2) On March 27, 2004 Robert F. Rood resigned as an officer and a director.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

16.2(1)       Letter on change in certifying accountant from Mark Shelley, CPA

16.3(2) Letter on change in certifying accountants from Semple and Cooper, LLP

21.2(3)       Subsidiaries of registrant

(1) Previously filed with the Securities and Exchange Commission and incorporated herein by reference from the Company's Form 10-SB/A (Forth Amendment) filed September 15, 2000.

(2) Previously filed with the Securities and Exchange Commission and incorporated herein by reference from the Company's Form 8-K/A (First Amendment) filed October 26, 2001.

(3) Previously filed with the Securities and Exchange Commission and incorporated herein by reference from the Company's Form 10K-SB for the year ended September 30, 2002 filed January 15, 2003.

Reports on Form 8-K:

On May 30, 2002, the Company filed a Form 8-K to report the acquisition of First Washington Financial Corporation.

On January 18, 2005, the Company filled an Amended Form 8-K amending its Form 8-K filed on May 30, 2002, to report the acquisition of First Washington Financial Corporation.

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

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Approximate aggregate fees rendered by our independent auditors, Bagall Josephs & Company, LLC, for the years ended September 30, 2002 and 2001 are as follows:

                                      2002                        2001
                           ---------------------------    --------------------

Audit Fees                          $ 20,751                   $ 18,500

Audit Related Fees                      -0-                         -0-

Tax Fees                               5,197                      1,700

All Other Fees                          -0-                         -0-
                           ---------------------------    --------------------

TOTAL                               $ 25,948                   $ 19,500
                           ===========================    ====================

                KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001




                                                                       PAGE(S)


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT                      F-1


CONSOLIDATED FINANCIAL STATEMENTS:


BALANCE SHEETS AS OF SEPTEMBER 30, 2002
    AND 2001                                                          F-2-3

STATEMENTS OF INCOME FOR THE YEARS ENDED
    SEPTEMBER 30, 2002 AND 2001                                         F-4

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    (DEFICIT) FOR THE YEARS ENDED SEPTEMBER 30, 2002
    AND 2001                                                          F-5-6

STATEMENTS OF CASH FLOWS FOR YEARS ENDED
    SEPTEMBER 30, 2002 AND 2001                                       F-7-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-9-16

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders of
Kore Holdings, Inc. and Subsidiaries
(Formerly Volt Inc. and Subsidiaries)
Oakhurst, California

We have audited the accompanying consolidated balance sheets of Kore Holdings, Inc. and Subsidiaries (formerly Volt Inc. and Subsidiaries) (the "Company") as of September 30, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity (deficit), and cash flows for the years then ended. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kore Holdings, Inc. and Subsidiaries (formerly Volt Inc. and Subsidiaries) as of September 30, 2002 and 2001, and the consolidated results of its statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As noted in Note 10, the Company has restated its previously issued consolidated financial statements for the year ended September 30, 2001 on its report dated January 14,. The Company has amended these consolidated financial statements to reclassify $711,628 previously recorded as reversal of payables in the consolidated statements of operations, to additional paid in capital. Additionally, the Company has reclassified $71,000 previously recorded as notes receivables, as general and administrative expenses in 2001. These transactions had the net effect of reducing net income from $521,898 to a net loss of ($260,730), and increasing the accumulated deficit from ($3,943,047) to ($4,725,675). In addition, the Company has restated its consolidated financial statements for September 30, 2002, to reclassify a portion of its goodwill acquired in the First Washington Corporation transaction as restricted cash in the amount of $172,428 and has reclassified $133,000 previously classified as notes receivable to general and administrative expenses. These transactions resulted in a decrease in net income of $305,428 to a net loss of $44,408 and increased the accumulated deficit to ($4,770,083).


BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey

December 9, 2002, except Note 10, dated October 16, 2004

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                     (FORMERLY VOLT, INC. AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2002 AND 2001


                                     ASSETS

                                                      (Restated)     (Restated)
                                                         2002            2001
                                                        ----             ----

CURRENT ASSETS
        Cash and cash equivalents                     $     93      $   85,792
        Prepaid expenses and other assets                  -             2,800
                                                         -----          ------
        Total Current Assets                                93          88,592

PROPERTY AND EQUIPMENT - Net                         5,756,939       5,724,399

OTHER ASSETS
        Restricted Cash                                172,428            -
        Goodwill                                     2,827,572            -
        Deferred Fees, Net                               5,000            -
                                                     ---------       ---------
        Total Other Assets                           3,005,000            -
                                                     ---------       ---------
TOTAL ASSETS                                        $8,762,032      $5,812,991
                                                    ==========      ==========

    The accompanying notes are an integral part of the consolidated financial statements.
                                       F-2

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                     (FORMERLY VOLT, INC. AND SUBSIDIARIES)
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

                                                    (Restated)      (Restated)
                                                       2002            2001
                                                       ----             ----
CURRENT LIABILITIES
        Accounts payable                           $    36,949      $   43,500
                                                         -----          ------
        Total Current Liabilities                       36,949          43,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
        Series One voting Convertible Preferred Stock.
        $.001 par value, 10,000,000 shares authorized,
        at September 30, 2002 and 2001 1,000,000
        shares and 1,000,000 shares issued and
        outstanding at September 30, 2002 and
        September 30, 2001, respectively                 1,000           1,000

        Common stock, $.001 par value 25,000,000
        shares authorized at September 30, 2002
        and 2001, respectively; and 3,919,422 and
        1,694,422 issued and outstanding at
        September 30,2002 and September 30, 2001,
        respectively                                     3,919           1,694

        Additional paid-in capital                  13,490,247      10,492,472
        Accumulated deficit                         (4,770,083)     (4,725,675)
                                                    ----------       ----------

        Total stockholders' equity (deficit)         8,725,083       5,769,491
                                                    ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)                                           $8,762,032       $5,812,991
                                                    ==========         ========


    The accompanying notes are an integral part of the consolidated financial statements.
                                       F-3

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                     (FORMERLY VOLT, INC. AND SUBSIDIARIES)
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                      (Restated)     (Restated)
                                                        2002            2001
                                                        ----             ----

REVENUE                                             $  753,700         $    -

COST OF REVENUE                                        302,878              -
                                                       -------         --------

GROSS PROFIT                                           450,822              -

OPERATING EXPENSES
        General and administrative                     495,230          260,730
                                                       -------        ---------

OTHER INCOME - Reversal of debt and payables               -                 -
                                                      -------        ----------

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                                   ( 44,408)        (260,730)
        Income taxes                                       -                -

                                                      -------          --------

NET LOSS AVAILABLE TO
COMMON STOCKHOLDERS                                  $ (44,408)      $ (260,730)
                                                     =========       ==========

BASIC AND DILUTED EARNINGS PER SHARE:

NET LOSS AVAILABLE TO COMMON
STOCKHOLDERS                                         $   (0.02)      $    (0.29)
                                                     =========       ==========

WEIGHTED NUMBER OF COMMON SHARES OUTSTANDING        2,644,422           897,704
                                                    =========        ==========


    The accompanying notes are an integral part of the consolidated financial statements.
                                       F-4

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                     (FORMERLY VOLT, INC. AND SUBSIDIARIES)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001 (Restated)

                                                                  Additional
                          Preferred Stock        Common Stock      Paid-In
                         Shares     Amount    Shares    Amount     Capital
                         ------     ------    ------    ------     -------

Balance, September 30,
2000 (Unaudited)               -          -    9,490,548    9,490    2,878,337

Issuance of common stock
for accrued payroll            -          -    1,350,000    1,350      243,650

Issuance of common stock
for accounts payable and
services                       -          -      500,000      500       32,500

Reverse stock split            -          -  (11,227,121) (11,227)      11,227

Cancellation of warrants
and subscriptions              *          -            -        -            -

Issuance of preferred
stock for Wind Farm       1,000,000   1,000            -        -    5,699,000

Issuance of common stock
for acquisition                 -         -      127,995      128      254,872

Issuance of common stock        -         -    1,678,000    1,678      661,258

Cancelled shares                -         -     (225,000)    (225)           -

Dividends paid`                 -         -            -        -            -

Contributed capital for
reversal of payables            -         -            -        -       771,628

Net Income - as previously
reported                      -          -             -        -            -
Prior period adjustment -
see Note 10                   -          -             -        -             -
                          --------  ---------   ---------   -------   ---------

Balance, September 30,
2001                      1,000,000   1,000   1,694,422     1,694    10,492,472

Common shares issued
from cancelled shares in
2001 put in wrong names
originally       -          -             -     225,000       225         (225)

Acquisition of First
Washington Financial        -             -   2,000,000     2,000    2,998,000

Net Income - as previously
reported                    -             -           -         -            -
Prior period adjustment -
see Note 10                 -             -           -         -            -
                          --------  ---------   ---------   -------   ---------

Balance, September 30,
2002                      1,000,000   1,000   3,919,422     3,919   13,490,247
                          =========  =======  =========     ====== ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                     (FORMERLY VOLT, INC. AND SUBSIDIARIES)
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - Continued
           FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001 (Restated)

                                                  Common
                                                  Stock      Accumulated
                                    Warrants   Subscribed     Deficit     Total
                                     ------    ------       ------     -------
Balance, September 30,
2000                                451,000     100,000  (4,297,510) (  858,683)

Issuance of common stock
for accrued payroll                     -            -            -     245,000

Issuance of common stock
for accounts payable and
services                                -            -            -      33,000

Reverse stock split                     -            -            -           -

Cancellation of warrants
and subscriptions                  (451,000)    (100,000)         -    (551,000)

Issuance of preferred
stock for Wind Farm                       -          -            -   5,700,000

Issuance of common stock
for acquisition                           -          -            -     255,000

Issuance of common stock                  -          -            -     662,936

Cancelled shares                          -          -            -        (225)

Dividends paid`                           -          -     (167,435)   (167,435)

Net Income - as previously
reported                                 -           -      521,898     521,898

Prior period adjustment -
see Note 10                              -           -     (782,628)   (782,628)
                                    --------   ---------    ---------   --------
Balance, September 30,
2001                                      -          -   (4,725,675)  5,769,491
                                   ========   =========  ===========  =========

Common shares issued
from cancelled shares in
2001 put in wrong names
originally                                -          -          -         -

Acquisition of First
Washington Financial                      -          -          -     3,000,000

Net Income as previously
reported                                 -           -      261,020     261,020

Prior period adjustment -
see Note 10                             -            -     (305,428)   (305,428)
                                   --------   ---------    ---------   --------
Balance, September 30,
2002                               $      -   $      -   $(4,770,083) 8,725,083
                                   ========   =========  ===========  =========

    The accompanying notes are an integral part of the consolidated financial statements.

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                     (FORMERLY VOLT, INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                    (Restated)       (Restated)
                                                       2002              2001
                                                        ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                    $ (44,408)       $(260,730)

Adjustments to reconcile net income (loss)
to net cash used in operating activities:
        Depreciation                                    15,401            3,077
        Loss on disposal of assets                           -           22,121
        Impairment of long-term assets                       -             -
        Common stock issued for inventory,
        acquisition costs, services, payables
        and accrued payroll                                  -          278,000
        Discontinued operations                              -           44,880

Changes in assets and liabilities:
        Prepaid expenses and other                       2,800           46,600
        Accounts payable                              (  6,551)        (206,123)
        Accrued payroll                                     -          (245,000)
        Other liabilities                                   -          (107,437)
                                                      --------           ------
                Total adjustments                       11,650         (163,882)
                                                      --------        ---------
             Net cash used in operating activities    ( 32,758)        (424,612)
                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of property and equipment            (42,941)         (27,476)
        Deposit                                              -             -
                                                      ---------        --------
           Net cash used in investing activities       (42,941)        ( 27,476)



    The accompanying notes are an integral part of the consolidated financial statements.

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                     (FORMERLY VOLT, INC. AND SUBSIDIARIES)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                     (Restated)       (Restated)
                                                        2002              2001
                                                        ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from notes payable                   $       -       $ 225,762
        Deferred financing fees                        ( 10,000)            -
        Proceeds from issuance of common stock
        and warrants                                          -         366,711
        Dividends paid                                        -        ( 55,189)
                                                       ---------        -------

        Net cash provided from financing activities    ( 10,000)        537,284
                                                        -------         -------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                            ( 85,699)         85,196

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR            85,792             596
                                                       --------          ------
CASH AND CASH EQUIVALENTS - END OF YEAR                $     93         $85,792
                                                       ========         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
        Cash paid during the year for interest          $      -         $   -
                                                       =======          =======

SUPPLEMENTAL DISCLOSURE OF NONCASH
INFORMATION
   Common stock issued for acquisition
        costs and services                           $3,000,000        $278,000
                                                       ========        ========

   Inventory distributed as a dividend               $        -        $112,246
                                                      =========        ========

   Capital contribution of Wind Farm                 $        -      $5,700,000
                                                      ========       ==========

   Write off of common stock and warrants            $        -      $  551,000
                                                      =========      ==========

   Conversion of payables to additional
   paid in capital                                   $        -      $  711,628
                                                     ==========      ==========

   Net cash acquired in First Washington
   Corporation acquisition                           $ 172,428       $        -
                                                     ==========      ==========


   The accompanying notes are an integral part of the consolidated financial statements.
                                       F-8

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

                  Volt Inc. and Subsidiaries is a power provider and marketer of alternative energy and financial services. The Company is in the initial stages of implementing its business plan. On October 16, 2004, the Company amended the articles of incorporation to change its name to Kore Holdings, Inc. and Subsidiaries.

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

                  The Company has completed the formation of Opportunity Knocks, Inc. during the third fiscal quarter of 2002 to rehabilitate HUD homes and other properties in Washington, D.C., Maryland and Virginia under the HUD Gift Program. This formation was done simultaneously with the acquisition of First Washington.

                  The Company has two other power related wholly-owned subsidiaries, Sun Volt, Inc. and Sun Electronics, Inc. besides Arcadian Renewable Power, Inc. Arcadian Renewable Power, Inc. is the corporation that holds the Altamont Wind Farm in the Altamont Pass in Livermore, California.

                  As noted in Note 10, the Company has amended its previously issued consolidated financial statements for the year ended September 30, 2001 on its report dated January 14, 2002. The Company has amended these consolidated financial statements to reclassify $711,628 previously recorded as reversal of payables in the consolidated statements of operations, to additional paid in capital. Additionally, the Company has reclassified $71,000 previously recorded as notes receivables, as general and administrative expenses in 2001. These transactions had the net effect of reducing net income from $521,898 to a net loss of ($260,730), and increased the accumulated deficit from ($3,943,047) to ($4,725,675). In addition, the Company has restated its consolidated financial statements for September 30, 2002, to reclassify a portion of its goodwill acquired in the First Washington Corporation transaction as cash in the amount of $172,428 and has reclassified $133,000 previously classified as notes receivable to general and administrative expenses. These transactions resulted in a decrease in net income of $305,428 to a net loss of $44,408 and increase in the accumulated deficit to ($4,770,083).

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001


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

                  Furniture and fixtures                         7 years
                  Office and computer equipment                3-5 years
                  Wind Farm                                     40 years







                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001



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









                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Earnings (Loss) Per Share of Common Stock (Continued)

                  The following is a reconciliation of the computation for basic and diluted EPS:


                                                    Restated         Restated
                                                      2002             2001
                                                      ----             ----

                  Net (loss)                        ($44,408)       ($260,730)
                                                    ---------       ---------

                  Weighted- average common shares
                  Outstanding (Basic)              2,644,422          897,704

                  Weighted-average common stock
                     Equivalents:
                           Stock options                   -                -
                           Warrants                        -                -
                                                   ---------          --------

                  Weighted-average common shares
                  Outstanding (Diluted)           2,644,422           897,704

                  Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for September 30, 2002 and 2001 because inclusion would have been antidilutive.


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

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001


NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Reclassifications

                  Certain amounts for the year ended September 30, 2001 have been reclassified to conform with the presentation of the September 30, 2002 amounts. The reclassifications have no effect on net income for the year ended September 30, 2001.

NOTE 3-  PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at September 30, 2002 and 2001:

                                                      2002           2001
                                                      ----           ----

                  Wind Farm                        $5,700,000     $ 5,700,000
                  Furniture and fixtures                3,000           3,000
                  Computer and office equipment        67,417          24,476
                                                    ---------     -----------
                                                    5,770,417       5,727,476
                  Less:  accumulated depreciation      13,478           3,077
                                                    ---------     -----------
                  Net book value                   $5,756,939     $ 5,724,399
                                                   ==========     ===========

                  The $22,121 of property and equipment at September 30, 2000 was disposed of in 2001. Depreciation expense for the years ended September 30, 2002 and 2001 was $10,401 and $3,077, respectively.

                  The Company upon acquisition of the Wind Farm, has classified this asset under property and equipment. The Wind Farm consists of hundreds of nonoperational turbines located in California. The Company has received independent valuations on the Wind Farm that have valued it in excess of $14,000,000. The Company would need to spend in excess of $5,000,000 to bring these assets into operational use, at which time the Company would depreciate them over their estimated useful life of 40 years. Consequently, there is no depreciation recognized on the Wind Farm in 2002 and 2001. The Company did receive miscellaneous scrap parts that have not been valued (salvage) for the consolidated balance sheets, that it sells from time to time, and the Company records the income in their consolidated statements of operations when these sales occur.


NOTE 4-  COMMITMENTS AND CONTINGENCIES

                  The Company entered into a lease agreement in April 2001 in Pleasanton, California. The Company paid $2,800 per month for rent. This lease was terminated by the Company in October 2001, and all operations now run through the Cathey's Valley, California location. The security deposit was expensed as part of a rent payment in 2002.

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001


NOTE 5-  REVERSAL OF DEBT AND PAYABLES

                  The Company has recognized $711,628 of reversals of debt and payables. This amount is reflected as additional paid in capital in the consolidated statements of changes in stockholders' equity and in the consolidated balance sheet for September 30, 2001.

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

                  On May 17, 2002, the Company issued 2,000,000 shares of common stock to acquire First Washington and thus it became a wholly-owned subsidiary. The shares were valued at a fair value at the time of the transaction ($1.50 per share) or $3,000,000. Of this amount, the Company acquired $172,428, in cash and the remaining $2,827,572, was recorded as goodwill, and the Company has determined that there is no impairment of this goodwill based on their tests in accordance with the provisions of FASB 142.






                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001


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

                  At September 30, 2002 and 2001, deferred tax assets consist of the following:

                                                       2002            2001
                                                       ----            -----

                  Net operating loss carryforwards  $400,000     $   420,000
                  Less:  valuation allowance        (400,000)       (420,000)
                                                    ---------    -----------

                                                    $     -0-    $        -0-
                                                    =========    ============

                  At September 30, 2002 and 2001, the Company had federal net operating loss carryforwards in the approximate amounts of $1,600,833 and $1,500,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.



                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001



NOTE 9-           SUBSEQUENT EVENT

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


NOTE 10-          RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

                  The Company has amended its previously issued consolidated financial statements for the year ended September 30, 2001 on its report dated January 14, 2002. The Company has amended these consolidated financial statements to reclassify $711,628 previously recorded as reversal of payables in the consolidated statements of operations, to additional paid in capital. Additionally, the Company has reclassified $71,000 previously recorded as notes receivables, as general and administrative expenses in 2001. These transactions had the net effect of reducing net income from $521,898 to a net loss of ($260,730), and increasing the accumulated deficit from ($3,943,047) to ($4,725,675).

                  In addition, the Company has restated its consolidated financial statements for September 30, 2002, to reclassify a portion of its goodwill acquired in the First Washington Corporation transaction as cash in the amount of $172,428 and has reclassified $133,000 previously classified as notes receivable to general and administrative expenses. These transactions resulted in a decrease in net income of $305,428 to a net loss of $44,408 and an increase in the accumulated deficit to ($4,770,083).










                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLT INC.
(Registrant)


/s/  Denis C. Tseklenis
Chief Executive Officer
Director
February 14, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

/s/  Denis C. Tseklenis
Director
February 14, 2005

/s/  James A. Sharon
Director
February 14, 2005

/s/  Bruce Persson
Director
February 14, 2005