Form 10KSB/A
period 2003-09-30
KORE HOLDINGS, INC
filed 2005-02-15
CIK 1101137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (First Amendment)
                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate value of the voting stock held by non-affiliates as of January 13, 2003, was $7,257,710.

The number of shares outstanding of the issuer's common equity as of January 13, 2003 was 4,919,422, $.001 Par Value.

Portions of the following documents are incorporated by reference into Part III,
Item 10 of this Form 10KSB: Applicable portions of the Company's Form 10KSB for the year ended September 30, 2000 filed with the Securities and Exchange Commission on January 12, 2001 and applicable portions of the Company's Form 10KSB for the year ended September 30, 2001 filed with the Securities and Exchange Commission on January 16, 2002. Portions of the following documents are incorporated by reference into Part III, Item 13: Applicable portions of the Company's Form 10SB/A (Amendment No. 4) filed with the Securities and Exchange Commission on September 15, 2000, applicable portions of the Company's Form 8K/A (Amendment No. 1) filed with the Securities and Exchange Commission on September 26, 2001 and applicable portions of the Company's Form 10KSB for the year ended September 30, 2002 filed with the Securities and Exchange Commission on January 15, 2003.

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

In August, 2003, First Washington acquired Yosemite Mortgage, Inc. as a branch office in the Central Valley of California. This branch office was subsequently closed effective December 31, 2004.

Subsequent to September 30, 2003, and on October 16, 2004, the Company amended its Articles of Incorporation to change its name to Kore Holdings, Inc. and to increase its authorized common stock to 400,000,000 common shares, $.001 par value and to increase its authorized preferred stock to 100,000,000 preferred shares, $.001 par value.

The Company

The Company is a holding company formed in the State of Nevada whose subsidiaries include Arcadian, Sun Volt, Sun Electronics, First Washington, Opportunity Knocks and Yosemite Mortgage, Inc.

The Company is listed on the OTC Bulletin Board and its common stock traded under the stock symbol "VOLT" until October, 2004, when its symbol changed to "KORH".

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

The Company is in the planning stages to re-power and activate its Wind Farm. In 2003, Pacific Gas and Electric Company emerged from Chapter 11 Reorganization proceedings thereby eliminating one obstacle to re-powering the Wind Farm. However, the State of California has not yet established regulations for the re-powering of wind farms pursuant to California's Renewals Portfolio Standard law ("RPS"). The Company is working with industry groups to obtain RPS implementation rules critical to the success of wind energy

Sun Electronics is conducting Photovoltaics research and development of a patented paint on cellprocess licensed to the company and other solar and energy related technologies.

Sun Volt is currently engaged in the sale and construction of alternative energy products and power from generators and other sources of co-generation.

The Mortgage Business

First Washington earns fees on the origination of real estate mortgage loans in the Washington D. C. area and, until December 31, 2004, in California's Central Valley through its branch office Yosemite Mortgage. First Washington specializes in residential mortgage loans. First Washington has seven full time employees. First Washington obtains customers through direct contact by telephone, the internet and referrals from existing customers.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended September 30, 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The company's Common Stock traded on the OTC Bulletin Board under the stock symbol "VOLT" until October, 2004 when its symbol changed to KORH. The following table sets forth the quarterly high and low closing bid prices for the Company's common stock for the periods indicated:

For the year ended September 30, 2002:

VOLT now KORH:
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

VOLT now KORH
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

As of September 30, 2003, the Company's subsidiary, First Washington, has two classes of capital stock outstanding; Common Stock, no par value and Series A 10 % Non-Cumulative Convertible Preferred Stock. The Company owns 10,000,000 shares of First Washington's Common Stock, no par value. First Washington has issued 500,000 shares of Series A 10% Non-Cumulative Convertible Preferred Stock which is convertible into First Washington's Common Stock at the ratio of four shares of First Washington's Common Stock for each share of First Washington's Series A 10% Non-Cumulative Convertible Preferred Stock. There is one owner of First Washington's Series A 10% Non-Cumulative Convertible Preferred Stock. Subsequent to September 30, 2003, and effective December 2004, all of the outstanding First Washington Series A 10% Non-Cumulative Convertible Preferred Stock was redeemed by First Washington in exchange for the closing of Yosemite mortgage. As of December 31, 2004, there were no holders of First Washington Series A 10% Non-Cumulative Convertible Preferred Stock.

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividends in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition and other such factors as the Board of Directors may consider.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities

Sales of securities by the Company and its subsidiaries within the past three years without registration under the Securities Act were as follows:

With respect to such sales within the fiscal years ended September 30, 2003, 2002 and 2001, see Note 6 to the Company's Consolidated Financial Statements contained herein. Each share of the Company's Series A Voting Convertible Preferred Stock referred to in Note 6 is convertible into five shares of the Company's common stock at the option of the holder(s) thereof. Each share of First Washington's Series A 10% Non-Cumulative Convertible Preferred Stock referred to in Note 6 is convertible into four shares of First Washington's common stock at the option of the holder(s) thereof.

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

Restatement

As discussed in Note 11 to the consolidated financial statements contained elsewhere in this report, the Company has amended its previously issued consolidated financial statements for the year ended September 30, 2002 on its report dated December 9, 2002. The Company has amended these consolidated financial statements to reclassify a portion of its goodwill acquired in the First Washington Corporation transaction as cash in the amount of $172,428 and has reclassified $133,000 previously classified as notes receivable to general and administrative expenses. These transactions resulted in a decrease in net income of $305,428 to a net loss of $44,408 and an increase in the accumulated deficit to ($4,770,083).

In addition for the year ended September 30, 2003, the Company has reclassified $143,326 previously classified as notes receivable to general and administrative expenses. This transaction resulted in a decrease in net income of $143,326 to a net loss of $73,792 and increase in the accumulated deficit to ($4,843,875).

The Company has restated its consolidated financial statements for September 30, 2002 to reclassify $172,428 of cash and cash equivalents, a current asset, as restricted cash, which is not a current asset. This reclassification had no effect on total assets or total liabilities and stockholders' equity.

Management Discussion Snapshot

The following table sets forth certain of the Company's summary selected operating and financial data. The following table should be read in conjunction with all other financial information and analysis presented herein including the Audited Financial Statements for the Years Ended September 30, 2002 and September 30, 2001.

         Summary Selected Statements Operating and Other Financial Data

                                                (Restated)     (Restated)
                                                   2003           2002
                                                -----------    -----------

Revenue                                        $  2,041,991     $ 753,700
Cost of Revenue                                $  1,122,381     $ 302,878
Gross Profit                                   $    919,610     $ 450,822
Operating Expenses                             $  1,054,765     $ 495,230
Loss From Continuing Operations
Before Gain From Discontinued
 Operations Disposal and Income Taxes          $   (135,155)     $(44,408)
Gain from discontinued operations              $     97,723             -
Loss on disposal                               $    (36,360)            -
Provision For Income Taxes                     $          -      $      -
Net Loss                                       $    (73,792)     $(44,408)
Loss per share on continuing operations        $      (0.03)     $  (0.02)
Earnings per share from discontinued
Operations                                     $       0.02      $      -
Loss per share on disposal                     $      (0.01)     $      -
Loss per share on all operations               $      (0.02)     $      -
Weighted Average Shares Outstanding               3,919,442     2,644,442
Current Assets                                 $     47,775      $     93
Property And Equipment                         $  5,806,927   $ 5,756,939
Other Assets                                   $  3,093,652   $ 3,005,000
Total Assets                                   $  8,948,354   $ 8,762,032
Total Liabilities                              $     51,663   $    36,949
Total Stockholders' Equity                     $  8,896,691   $ 8,725,083
Total Liabilities and Stockholders' Equity     $  8,948,354   $ 8,762,032

Results of Operations

         Revenue and Expenses

For the year ended September 30, 2003, the Company had revenue of $2,041,991, a net loss from continuing operations before gain from discontinued operations and disposal of $(135,155) and a net loss per common share on continuing operations of $(0.03) based on a weighted average of 3,919,422 common shares outstanding. All of the Company's revenue was generated from its mortgage business. The Company's revenue is not dependent on any key customers.

For the year ended September 30, 2002, the Company had revenue of $753,700, a net loss from continuing operations of $(44,408) and a net loss per common share of $(0.02) based on a weighted average of 2,644,442 common shares outstanding. All of the Company's revenue was generated from its mortgage business. The Company's revenue is not dependent on any key customers.

Revenue in the year ended September 30, 2003 was $2,041,991 compared to $753,700 in the year ended September 30, 2002. This is an increase of $1,966,621 from period to period. This increase in revenue is primarily attributable to First Washington operating for more months in 2003 than in 2002 and the opening of the Yosemite Mortgage branch office in Oakhurst, California.

Cost of revenue in the year ended September 30, 2003 was $1,122,381 compared to $302,878 in the year ended September 30, 2002. This is an increase of $819,503 from period to period. This increase in cost of revenue is primarily attributable to First Washington operating for more months in 2003 than in 2002 and the opening of the Yosemite Mortgage branch office in Oakhurst, California. However, the Company believes that cost of revenue increased at a rate greater than the increase in revenue.

Gross profit in the year ended September 30, 2003 was $919,610 compared to $450,822 in the year ended September 30, 2002. This is an increase of $468,788 from period to period. This increase in gross profit is primarily attributable to First Washington operating for more months in 2003 than in 2002 and the opening of the Yosemite Mortgage branch office in Oakhurst, California. Despite this increase, the Company believes that gross profit should have been higher. The Company believes gross profit was lower than expected due to the cost of revenue increasing at a rate greater than revenue.

Operating expenses in the year ended September 30, 2003 were $1,054,765 compared to operating expenses of $495,230 in the year ended September 30, 2002. This is an increase of $559,535 from period to period. This increase in operating expenses is primarily attributable to First Washington operating for more months in 2003 than in 2002 and the opening of the Yosemite Mortgage branch office in Oakhurst, California. However, the Company believes that operating expenses increased at a rate greater than the increase in revenue. The Company believes that operating expenses increased at a rate greater that the rate of increase in revenue due to higher than necessary payroll expense and higher than necessary general and administrative expenses.

Loss from continuing operations before gain from discontinued operations and disposal in the year ended September 30, 2003 was $(135,155) compared to a loss from continuing operations of $(44,408) in the year ended September 30, 2002. This is an increase in loss of $90,747 from period to period. This increase in loss from continuing operations is primarily due to the cost of revenue increasing at a rate greater than the rate of increase of revenue and operating expenses increasing at a rate greater than the rate of increase in revenue.

Loss per share on continuing operations for the year ended September 30, 2003 was $(0.03) compared to a loss per share of $(0.02) for the year ended for the year ended September 30, 2002. This is a increase of $.01 from period to period. This increase in loss per share is primarily attributable to the cost of revenue increasing at a rate greater than the rate of increase of revenue and operating expenses increasing at a rate greater than the rate of increase in revenue.

Gain from discontinued operations in the year ended September 30, 2003 was $97,723 compared to no gain from discontinued operations in the year ended September 30, 2002. This gain represents the net income derived from two subsidiaries of the Company, Heritage Mortgage and Mortgage Matic, before their operations were discontinued in 2003. There were no discontinued operations in the year ended September 30, 2002.

Earnings per share from discontinued operations for the year ended September 30, 2003 was $0.02 compared to no earnings per share from discontinued operations for the year ended September 30, 2002. This is an increase of $0.02 from period to period. The earnings per share for 2003 represent earnings from the net income derived from two subsidiaries of the Company, Heritage Mortgage and Mortgage Matic, before their operations were discontinued in 2003. There were no discontinued operations in the year ended September 30, 2002.

Loss on disposal in the year ended September 30, 2003 was $(36,360) compared to no loss on disposal in the year ended September 30, 2002. This loss represents the loss on the disposal of two of the Company's subsidiaries, Heritage Mortgage and Mortgage Matic, in 2003. There were no such disposals in the year ended September 20, 2002.

Loss per share on disposal for the year ended September 30, 2003 was $(0.02) compared to no loss per share from disposal for the year ended September 30, 2002. This loss per share from disposal represents the loss on the disposal of two of the Company's subsidiaries, Heritage Mortgage and Mortgage Matic, in 2003. There were no such disposals in the year ended September 20, 2002.

Loss per share on all operations was $(0.02) for the years ended September 30, 2003 and 2002. However the loss per share on all operations for the year ended September 30, 2003 includes gain from discontinued operations of $97,723 which is a one time event.

         Assets and Stockholders' Equity

Current Assets in the year ended September 30, 2003 were $47,775 compared to $93 in the year ended September 30, 2002. This is an increase of $47,682 from period to period. This increase is primarily attributable to the acquisition of the Yosemite Mortgage branch office.

Other assets in the year ended September 30, 2003 were $3,093,652 compared to $3,005,000 in the year ended September 30, 2002. This is an increase of $88,652 from period to period. This increase is primarily attributable to the acquisition of the Yosemite Mortgage branch office.

Total assets in the year ended September 30, 2003 were $8,948,354 compared to $8,762,032 in the year ended September 30, 2002. This is an increase of $186,322 from period to period. This increase is attributable primarily to the increases in current assets and other assets discussed above.

Stockholders' equity in the year ended September 30, 2003 was $8,896,691 compared to $8,725,083 in the year ended September 30, 2002. This is an increase of $171,608 from period to period. This increase is primarily attributable to the increases in current assets and other assets discussed above.

         Liabilities

Liabilities in the year ended September 30, 2003 were $51,663 compared to $36,949 in the year ended September 30, 2002. This is an increase of $14,714 from period to period. This increase is primarily attributable to the acquisition of the Yosemite Mortgage branch office.

         Working Capital

The following table sets forth a summary of the Company's working capital.

AT SEPTEMBER  30:                                   2003           2002
---------------------------------------------- -------------- -------------

Current assets                                  $      47,775  $         93
Current liabilities                                    51,663        36,949
                                                -------------- -------------

Working capital                                  $     (3,888) $    (36,856)
                                                ============== =============
Current ratio                                             .92         .0025

Working capital in the year ended September 30, 2003 was $(3,888) compared to $(36,856) in the year ended September 30, 2002. This is an increase of $32,968 from period to period. This increase is primarily attributable to the acquisition of the Yosemite Mortgage branch office.

         Cash Flow

The Company's cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows are summarized in the table below.

FOR THE YEARS ENDED SEPTEMBER 3O:                    2003           2002
----------------------------------------------- -------------- -------------
Net cash provided by/(used in):
     Operating activities                        $     (14,240) $    (29,958)
     Investing activities                              (15,500)      (42,941)
     Financing activities                               45,400       (10,000)
                                                    ------------   -----------
Net change in cash and cash equivalents          $      15,660  $    (85,699)
                                                 ============== =============

Net cash used in operating activities in the year ended September 30, 2003 was $(14,240) compared to $(29,958) in the year ended September 30, 2002. This is an decrease of $(15,718) from period to period. This increase is primarily attributable to the acquisition of the Yosemite Mortgage branch office.

Net cash used in investing activities in the year ended September 30, 2003 was $(15,500) compared to $(42,941) in the year ended September 30, 2002. This is a decrease of net cash used in investing activities of $27,441 from period to period. This decrease is due primarily to the fact that the Company did not need to purchase additional property and equipment.

Net cash provided by financing activities in the year ended September 30, 2003 was $45,400 compared to $(10,000) in the year ended September 30, 2002. This is an increase of $34,400 from period to period. This increase is due to a contribution to capital of $45,400.

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

Looking Forward

The Company is actively pursuing a top to bottom review of its mortgage business to increase revenue and lower cost of revenue and operating expenses. In that regard, during 2003, it disposed of two of its subsidiary branch offices which were under performing. The Company believes it will be successful in increasing revenue and reducing all costs in the future. However, there can be no assurance that the Company will be successful in doing this.

Additionally. the Company is actively seeking to expand its energy business by continuing plans to re-power its existing wind farm and by acquiring additional energy businesses.

ITEM7. FINANCIAL STATEMENTS

The Company's consolidated financial statements of are attached hereto.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There have been no changes in or disagreements with the Company's accountants on any matter.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the Company's directors, executive officers, and certain key employees:

Name                       Age                 Position With the
Company

Denis C. Tseklenis         55       Chairman, President, Chief Executive
                                    Officer and Secretary

Robert F. Rood(1)          37       Director, Treasurer

James A. Sharon            53       Director

Bruce A Persson            62       Director

Denis C. Tseklenis. Mr. Tseklenis has served as a the chairman of the board of directors, president, chief executive office and secretary of the Company since April 6, 2001. Mr. Tseklenis has a Masters of Science Degree from Boston University and an extensive background in marketing, finance and public corporate development. Mr. Tseklenis has previously served as president and chairman of other public companies in which revenues exceeded One Hundred Million Dollars ($100,000,000) per year and which had rapid growth in multiple locations. In the 1980's Mr. Tseklenis' companies sold and leased over 60,000 solar systems to home owners at a cost of approximately $4,000 per unit. Mr. Tseklenis has extensive experience in real estate management and construction having managed over 2, 500 apartment and condominium units.

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

James A. Sharon. Mr. Sharon has been a director of the Company since September 15, 2002. Mr. Sharon was an exchange student at City University in London in 1972 and holds a Bachelor of Science Degree in Civil Engineering with Honors from Worcester Polytechnic Institute. Mr. Sharon is licensed by the State of Florida as a Certified Building Contractor and a Certified Solar Energy Contractor. Mr. Sharon has public company experience as a former president of a public company and has experience in lease negotiations with major tenants such as Mobil Oil, Cellular-One and Marriott Corp. Mr. Sharon has extensive experience in the installation of large commercial renewable energy projects.

Bruce Persson. Mr. Persson has been a director of the Company since February13, 2002. Mr. Persson has owned and operated California Paving, Inc., a licensed paving contractor since 1993. Mr. Persson was a founder of the Bank of Madera, Oakhurst, California, and was a director of the bank until 1999. Mr. Persson has extensive experience in business and real estate development.

There are no family relationships among directors, or executive officers.

(1) On March 27, 2004 Mr. Rood resigned as an officer and director.

ITEM 10.  EXECUTIVE COMPENSATION

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
                                   Amount   and  Nature  of
Title of     Name and Position            Beneficial                Percent
Class        of Beneficial Owner          Ownership                 of Class
--------------------------------- -------------------------       -----------

             Denis C. Tseklenis
Common       President, CEO and Secretary   1,627,995                 42%
             Robert F. Rood Director and
Common       Treasurer(2)                     500,000                 13%
                                          ------------------------- -----------

Total Officers and
Directors as a Group                        2,127,995                 55%
                                          ========================= ===========

Series A     Denis C. Tseklenis
Preferred   President, CEO and Secretary    1,000,000                 100%
                                         ------------------------- -----------

Total      Officers      and
Directors as a Group                        1,000,000                 100%
                                         ========================= ===========

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

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Approximate aggregate fees rendered by our independent auditors, Bagall Josephs & Company, LLC, for the years ended September 30, 2002, 2001 are as follows:

                                      2003                              2002
                           ---------------------------    ----------------------


Audit Fees                          $ 31,240                         $ 20,751

Audit Related Fees                       -0-                               -0-

Tax Fees                               3,000                            5,197

All Other Fees                           -0-                               -0-
                           --------------------------- -------------------------

TOTAL                               $ 34,240                         $ 25,948
                           =========================== ========================

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002




                                                                      PAGE(S)


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT                      F-1


CONSOLIDATED FINANCIAL STATEMENTS:


BALANCE SHEETS AS OF SEPTEMBER 30, 2003
    AND 2002                                                          F-2-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
    SEPTEMBER 30, 2003 AND 2002                                         F-4

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    (DEFICIT) FOR THE YEARS ENDED SEPTEMBER 30, 2003
    AND 2002                                                          F-5-6

STATEMENTS OF CASH FLOWS FOR YEARS ENDED
    SEPTEMBER 30, 2003 AND 2002                                       F-7-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-9-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Stockholders of
Kore Holdings, Inc. and Subsidiaries
(formerly Volt Inc. and Subsidiaries)
Oakhurst, California

We have audited the accompanying consolidated balance sheets of Kore Holdings, Inc. and Subsidiaries (formerly Volt Inc. and Subsidiaries) (the "Company") as of September 30, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kore Holdings, Inc. and Subsidiaries (formerly Volt Inc. and Subsidiaries) as of September 30, 2003 and 2002, and the consolidated results of its statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As noted in Note 11, the Company has amended its previously issued consolidated financial statements for the year ended September 30, 2002 on its report dated December 9. The Company has amended these consolidated financial statements to reclassify a portion of its goodwill acquired in the First Washington Corporation transaction as restricted cash in the amount of $172,428 and has reclassified $133,000 previously classified as notes receivable to general and administrative expenses. These transactions resulted in a decrease in net income of $305,428 to a net loss of $44,408 and increase in the accumulated deficit to ($4,770,083). In addition for the year ended September 30, 2003, the Company has reclassified $143,326 previously classified as notes receivable to general and administrative expenses. This transaction resulted in a decrease in net income of $143,326 to a net loss of $73,792 and increase in the accumulated deficit to ($4,843,875).

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey

December 17, 2003 except Note 11, dated October 16, 2004

                              KORE HOLDINGS, INC.
                     (FORMERLY VOLT INC. AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2003 AND 2002

                                     ASSETS




                                                   (Restated)       (Restated)
                                                      2003             2002
                                                   ------------    -------------
Current Assets:
  Cash and cash equivalents                        $  15,753           $     93
  Commissions receivable                              30,022                  -
  Deposits                                             2,000                  -
                                                   ------------    -------------
                        Total Current Assets          47,775                 93

Property and equipment, net                        5,806,927          5,756,939

Other Assets:
  Restricted Cash                                    234,240            172,428
  Goodwill                                         2,859,412          2,827,572
  Deferred Fees, net                                       -              5,000
                                                  -----------     -------------
                        Total Other Assets         3,093,652          3,005,000
                                                  -----------     -------------
                        Total Assets              $8,948,354         $8,762,032
                                                  ===========     =============

        The accompanying notes are an integral part of the consolidated financial statements.
                                       F-2

                               KORE HOLDINGS, INC.
                     (FORMERLY VOLT INC. AND SUBSIDIARIES)
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                  (Restated)         (Restated)
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

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Class A Preferred Stock, $.001 par value,
  10,000,000 shares authorized at September 30
  2003 and 2002, respectively, and 1,000,000
  issued and outstanding at September 30, 2003
  and September 30, 2002, respectively                  1,000             1,000

  Class B Preferred Stock, no par value,
  125,000 and 0 shares authorized at September
  30, 2003 and 2002, respectively, and 0 and 0
  issued and outstanding at September 30, 2003
  and 2002, respectively                                   -                 -

  First Washington Class A Preferred Stock, no
  par value, 500,000 and 0 authorized at
  September 30, 2003 and 2002, respectively,
  and 500,000 and 0 issued and outstanding
  at September 30, 2003 and 2002, respectively             -                 -

  Common Stock, $.001 par value, 25,000,000
  shares authorized at September 30, 2003 and
  2002, respectively, and 3,919,422 issued
  and outstanding at September 30, 2003 and
  2002, respectively                                    3,919             3,919

  Additional paid-in capital                       13,735,647        13,490,247
  Accumulated deficit                              (4,843,875)       (4,770,083)
                                                  ------------       -----------
      Total stockholders' equity                    8,896,691         8,725,083
                                                 ------------       -----------

  Total Liabilities and Stockholders'
  Equity (Deficit)                                 $8,948,534        $8,762,032
                                                 ============       ===========


         The accompanying notes are an integral part of the consolidated financial statements.
                                       F-3

                           KORE HOLDINGS, INC.
                     (FORMERLY VOLT INC. AND SUBSIDIARIES)
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                          (Restated)  (Restated)
                                                             2003         2002
                                                            ----------  --------

Revenue                                                   $ 2,041,991 $ 753,700

Cost of Revenue                                             1,122,381   302,878
                                                           -----------  --------

Gross Profit                                                  919,610   450,822

Operating Expenses
   General and administrative costs                         1,054,765   495,230
                                                           -----------  --------

          Total operating expenses                          1,054,765   495,230
                                                           -----------  -------
LOSS FROM CONTINUING OPERATIONS
BEFORE GAIN FROM DISCONTINUED
OPERATIONS DISPOSAL AND INCOME TAXES                        (135,155)  (44,408)

   Gain from discontinued operations                          97,723         -
   Loss on disposal                                          (36,360)        -
                                                           ----------   -------
LOSS BEFORE INCOME TAXES                                     (73,792)  (44,408)

   Income taxes                                                    -         -

                                                          -----------  --------

NET LOSS                                               $    (73,792) $ (44,408)
                                                         ===========   ========

BASIS AND DILUTED EARNINGS PER SHARE:
   Earnings per share on continuing
   operations                                          $      (0.03) $   (0.02)
                                                         ===========  =========
   Earnings per share on gain from
   discontinued operations                               $      0.02  $       -
                                                         ===========  =========
   Loss per share on disposal                            $     (0.01) $       -
                                                         ===========  =========
   Earnings per share on all operations                  $     (0.02)  $ (0.02)
                                                         ===========  =========

WEIGHTED AVERAGE SHARES OUTSTANDING                        3,919,422  2,644,422
                                                         ===========  =========

         The accompanying notes are an integral part of the consolidated financial statements.

                            KORE HOLDINGS, INC.
                     (FORMERLY VOLT INC. AND SUBSIDIARIES)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002 (RESTATED)



                                                              First Washington
                                             Preferred Stock  Preferred Stock
                          Preferred Stock        Class B          Class A
                          Shares   Amount     Shares  Amount   Shares  Amount
                          ---------------     --------------   ---------------

Balance, September 30,
2001 (including prior
period adjustment of
$782,628)               1,000,000 $ 1,000         -   $   -        -   $   -

Common shares reissued
from canceled shares in
2001 put in wrong names
originally                      -       -         -       -        -       -

Acquisition of First
Washington                      -       -         -       -        -       -

Net income for the year         -       -         -       -        -       -
                        ---------  ------      -------   ----    -----  ------
Balance, September 30,
2002                    1,000,000   1,000         -       -        -       -

Acquisition/disposal of
financial service
companies                        -       -         -       -     500,000    -

Contributed capital by
officer                         -       -         -       -        -       -

Net income for the year         -       -         -       -        -       -
                        ---------  ------     -------   ------  -------  ------
Balance, September 30,
2003                    1,000,000 $ 1,000         -     $ -     500,000  $ -
                        ========= =======     =======   ======  =======  ======



        The accompanying notes are an integral part of the consolidated financial statements.

                               KORE HOLDINGS, INC.
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
           FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002 (RESTATED)



                                           Additional
                           Common   Stock    Paid-In   Accumulated
                           Shares   Amount   Capital     Deficit       Total
                         -----------------  ----------  ----------   ---------

Balance, September 30,
2001 (including prior
period adjustment of
$782,628)                1,694,422 $ 1,694 $10,492,472 $ (4,725,675)$ 5,769,491

Common shares reissued
from canceled shares in
2001 put in wrong names
originally                 225,000     225        (225)         -           -

Acquisition of First
Washington               2,000,000   2,000   2,998,000          -     3,000,000

Net income for the year
(as previously reported)        -       -         -         261,020     261,020

Prior period adjustment -
see Note 11                     -       -         -        (305,428)   (305,428)
                         ---------  ------   ---------    ---------    ---------
Balance, September 30,
2002                    3,919,422   3,919   13,490,247   (4,770,083)  8,725,083

Acquisition/disposal of
financial service
companies                      -        -     200,000            -      200,000

Contributed capital by
officer                        -        -       45,400           -       45,400

Net income for the year -
as previously reported        -        -         -          69,534      69,534

Prior period adjustment -
see Note 11                   -        -         -        (143,326)   (143,326)
                        ---------  -------   ---------   ----------    ---------
Balance, September 30,
2003                    3,919,422 $ 3,919  $13,735,647  $(4,843,875) $8,896,691
                        ========= ========  ==========  ===========   ==========



        The accompanying notes are an integral part of the consolidated financial statements.

                               KORE HOLDINGS, INC.
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002



                                                    (Restated)      (Restated)
                                                        2003           2002
                                                  ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                            $   (73,792)         $ (44,408)
                                                  -----------       ----------

Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                     25,773             15,401
   Net cash received in acquisition of
   Yosemite Brokerage, Inc.                          54,820                -

Changes in assets and liabilities
   Restricted cash                                  (61,812)             2,800
   Prepaid expenses and other                        (2,000)             2,800
   Commissions receivable                            51,189                -
   Accounts payable                                  (8,418)            (6,551)
                                             ---------------      ------------
      Total adjustments                              59,552             14,450
                                             ---------------------------------
      Net cash (used in)
        operating activities                        (14,240)           (29,958)


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               (15,500)           (42,941)
                                             --------------------------------
   Net cash used in investing activities            (15,500)           (42,941)



         The accompanying notes are an integral part of the consolidated financial statements.

                               KORE HOLDINGS, INC.
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002



                                                    (Restated)      (Restated)
                                                        2003           2002
                                                  ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from contributed capital               $  45,400              -
  Deferred financing fees                                -            (10,000)
                                             ---------------------------------
       Net cash provided by (used in)
        financing activities                         45,400           (10,000)
                                             ---------------------------------

NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                             15,660           (85,699)

CASH AND CASH EQUIVALENTS - BEGINNING OF
PERIOD                                                   93            85,792
                                             --------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD       $    15,753         $      93
                                             ================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the year for interest       $         -         $      -
                                              =============      ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

   Common stock issued for acquisition costs    $         -      $ 3,000,000
                                              =============      ===========

   Net cash acquired in First Washington
   Corporation acquisition                      $         -      $   172,428
                                              =============      ===========


         The accompanying notes are an integral part of the consolidated financial statements.
                                      F-8

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

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

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

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

                  As noted in Note 11, the Company has amended its previously issued consolidated financial statements for the year ended September 30, 2002 on its report dated December 9, 2002. The Company has amended these consolidated financial statements to reclassify a portion of its goodwill acquired in the First Washington Corporation transaction as cash in the amount of $172,428 and has reclassified $133,000 previously classified as notes receivable to general and administrative expenses. These transactions resulted in a decrease in net income of $305,428 to a net loss of $44,408 and increase in the accumulated deficit to ($4,770,083). In addition for the year ended September 30, 2003, the Company has reclassified $143,326 previously classified as notes receivable to general and administrative expenses. This transaction resulted in a decrease in net income of $143,326 to a net loss of $73,792 and increase in the accumulated deficit to ($4,843,875).

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

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

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

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

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

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                       2003            2002
                                                      ----             ----

                  Net loss                          ($73,792)       ($44,408)
                                                    ---------       ---------

                  Weighted- average common shares
                  Outstanding (Basic)              3,919,422       2,644,422

                  Weighted-average common stock
                    Equivalents:
                           Stock options                  -                -
                           Warrants                       -                -
                                                    ---------      ------------

                  Weighted-average common shares
                  Outstanding (Diluted)            3,919,422       2,644,422
                                                   =========       =========

                  Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for September 30, 2003 and 2002 because inclusion would have been antidilutive.

                  Deferred Financing Fees

                  The Company paid a $10,000 financing fee in connection with a line of credit in April 2002. This fee was written off over a one-year period of time. The unamortized balance at September 30, 2003 and 2002 is $ -0- and $5,000, respectively.

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002


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

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002


NOTE 3-  PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at September 30, 2003 and 2002:

                                                   2003              2002
                                                   ----              ----

                  Wind Farm                      $5,700,000      $ 5,700,000
                  Furniture and fixtures             16,000            3,000
                  Leasehold improvements              8,885                -
                  Computer and office equipment     116,293           67,417
                                                -----------      -----------
                                                  5,841,178        5,770,417
                  Less:  accumulated depreciation    34,251           13,478
                                                -----------      -----------
                  Net book value                 $5,806,927      $ 5,756,939
                                                 ==========      ===========

                  Depreciation expense for the years ended September 30, 2003 and 2002 was $20,773 and $10,401, respectively. There is no depreciation recognized on the Wind Farm in 2003 or 2002 as it is non operational until placed in service. In the Company's acquisition of Yosemite, they acquired $55,261 office and computer equipment.

                  The Company upon acquisition of the Wind Farm, has classified this asset under property and equipment. The Wind Farm consists of hundreds of nonoperational turbines located in California. The Company has received independent valuations on the Wind Farm that have valued it in excess of $14,000,000. The Company would need to spend in excess of $5,000,000 to bring these assets into operational use, at which time the Company would depreciate them over their estimated useful life of 40 years. Consequently, there is no depreciation recognized on the Wind Farm in 2003 and 2002. The Company did receive miscellaneous scrap parts that have not been valued (salvage) for the consolidated balance sheets, that it sells from time to time, and the Company records the income in their consolidated statements of operations when these sales occur.


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

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

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

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

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

                  At September 30, 2003 and 2002, deferred tax assets consist of the following:

                                                       2003            2002
                                                       ----            -----

                  Net operating loss carryforwards   $425,000    $   400,000
                  Less:  valuation allowance         (425,000)      (400,000)
                                                     --------        --------

                                                     $     -0-   $        -0-
                                                     =========   ============

                  At September 30, 2003 and 2002, the Company had federal net operating loss carryforwards in the approximate amounts of $1,700,000 and $1,600,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

NOTE 9-           SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION

                  First Washington during the year ended September 30, 2003 acquired Yosemite Brokerage, Inc. for 500,000 shares of Preferred Stock Class A with a value of $200,000 ($.40 per share).

                  The following is a summary of the acquisition:

                                                       2003          2002
                                                    ----------    ---------

                       Cash                         $   54,820    $       -
                       Commissions receivable           81,211            -
                       Fixed assets                     55,261            -
                       Goodwill                         31,840            -
                       Liabilities                     (23,132)           -
                       Additional paid in capital     (200,000)           -
                                                    -----------   ----------

                                                    $        -    $       -
                                                    ===========   ==========

                  The Company in fiscal 2002, acquired First Washington for 2,000,000 shares of common stock at a value of $3,000,000 ($1.50 per share).

NOTE 10-          SUBSEQUENT EVENT

                  On October 16, 2004, Volt, Inc. changed its name to Kore Holdings, Inc. The Company, at that time, increased its authorized common stock B shares to 400,000,000 and its preferred stock to 100,000,000.

                  Additionally, after the first quarter of 2004, the Company closed the Yosemite Brokerage, Inc. office.

NOTE 11-          RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

                  The Company has amended its previously issued consolidated financial statements for the year ended September 30, 2002 on its report dated December 9, 2002. The Company has amended these consolidated financial statements to reclassify a portion of its goodwill acquired in the First Washington Corporation transaction as cash in the amount of $172,428 and has reclassified $133,000 previously classified as notes receivable to general and administrative expenses. These transactions resulted in a decrease in net income of $305,428 to a net loss of $44,408 and an increase in the accumulated deficit to ($4,770,083).

                  In addition for the year ended September 30, 2003, the Company has reclassified $143,326 previously classified as notes receivable to general and administrative expenses. This transaction resulted in a decrease in net income of $143,326 to a net loss of $73,792 and increase in the accumulated deficit to ($4,843,875).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORE HOLDINGS, INC.
(Registrant)


/s/  Denis C. Tseklenis
Chief Executive Officer
Director
February 14, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

/s/  Denis C. Tseklenis
Director
February 14, 2005

/s/  James A. Sharon
Director
February 14, 2005

/s/  Bruce Persson
Director
February 14, 2005