Form 10KSB
period 2004-09-30
KORE HOLDINGS, INC
filed 2005-02-15
CIK 1101137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                (First Amendment)
                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED SEPTEMBER 30, 2004

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

The issuer's revenues for the most recent fiscal year were $2,608,104.

The aggregate value of the voting stock held by non-affiliates as of February 11, 2004, was $7,083,968.

The number of shares outstanding of the issuer's common equity as of February 11, 2004 was 4,919,422, $.001 Par Value.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended September 30, 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The company's Common Stock traded on the OTC Bulletin Board under the stock symbol "VOLT" until October, 2004 when its symbol changed to KORH. The following table sets forth the quarterly high and low closing bid prices for the Company's common stock for the periods indicated:

For the year ended September 30, 2003:

VOLT now KORH:
                                                  High             Low
         Quarter ended December 31, 2002       $  3.30             3.30
         Quarter ended March 31, 2003             3.05             3.00
         Quarter ended June 30, 2003              2.45             1.20
         Quarter ended September 30, 2003         1.85             1.60

For the year ended September 30, 2004:

VOLT now KORH
                                                  High             Low
         Quarter ended December 31, 2003       $  2.90             2.25
         Quarter ended March 31, 2004             2.65             1.98
         Quarter ended June 30, 2004              2.25             1.51
         Quarter ended September 30, 2004         1.37             1.00

The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

Capital Stock and Holders of Capital Stock

As of September 30, 2004, the Company had two classes of capital stock outstanding; Common Stock, $.001 par value, and Series A Voting Convertible Preferred Stock. As of September 30, 2004, there were approximately 750 holders of record of the Company's Common Stock and one holder of record of the Company's Series A Voting Convertible Preferred Stock. The Company's Series A Voting Convertible Preferred Stock is convertible into the Company's common stock at the ratio of five shares of the Company's Common Stock for each share of the Company's Series A Voting Convertible Preferred Stock.

As of September 30, 2004, the Company's subsidiary, First Washington, has two classes of capital stock outstanding; Common Stock, no par value and Series A 10 % Non-Cumulative Convertible Preferred Stock. The Company owns 10,000,000 shares of First Washington's Common Stock, no par value. First Washington has issued 500,000 shares of Series A 10% Non-Cumulative Convertible Preferred Stock which is convertible into First Washington's Common Stock at the ratio of four shares of First Washington's Common Stock for each share of First Washington's Series A 10% Non-Cumulative Convertible Preferred Stock. There is one owner of First Washington's Series A 10% Non-Cumulative Convertible Preferred Stock. Subsequent to September 30, 2004, and effective December 2004, all of the outstanding First Washington Series A 10% Non-Cumulative Convertible Preferred Stock was redeemed by First Washington in exchange for the closing of Yosemite mortgage. As of December 31, 2004, there were no holders of First Washington Series A 10% Non-Cumulative Convertible Preferred Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities

Sales of securities by the Company and its subsidiaries within the past three years without registration under the Securities Act were as follows:

With respect to such sales within the fiscal years ended September 30, 2004, 2003 and 2002, see Note 6 to the Company's Consolidated Financial Statements contained herein. Each share of the Company's Series A Voting Convertible Preferred Stock referred to in Note 6 is convertible into five shares of the Company's common stock at the option of the holder(s) thereof. Each share of First Washington's Series A 10% Non-Cumulative Convertible Preferred Stock referred to in Note 6 is convertible into four shares of First Washington's common stock at the option of the holder(s) thereof.

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

Management Discussion Snapshot

The following table sets forth certain of the Company's summary selected operating and financial data. The following table should be read in conjunction with all other financial information and analysis presented herein including the Audited Financial Statements for the Years Ended September 30, 2004 and September 30, 2003.

         Summary Selected Statements Operating and Other Financial Data

                                                                (Restated)
                                                2004               2003
                                           ----------------  ------------------
Revenue                                      $2,608,103            $2,041,991
Cost of revenue                              $1,276,826            $1,122,381
Gross profit                                 $1,331,277             $ 919,610
Operating expenses                           $1,250,083            $1,054,765
Income (loss) from  continuing  operations
before gain from  discontinued  operations,
disposal and income taxes                    $   81,194            $ (135,155)
Gain from discontinued operations            $        -            $   97,723
Loss on disposal                             $        -            $  (36,360)
Provision for income taxes                   $        -            $        -
Net income (loss)                            $   81,194            $  (73,792)
Income (loss) per share on continuing
operations                                   $     0.02            $    (0.03)
Earnings per share from discontinued
operations                                   $        -            $     0.02
Loss per share on disposal                   $        -            $    (0.01)
Income (Loss) per share on all operations    $     0.02            $    (0.02)
Weighted average shares outstanding         $ 4,752,775           $ 3,919,442
Current assets                               $  306,568             $  47,775
Property and equipment                      $ 5,789,769           $ 5,806,927
Other assets                                $ 3,501,986           $ 3,093,652
Total assets                                $ 9,598,323           $ 8,948,354
Total liabilities                             $  61,838             $  51,663
Total stockholders' equity                  $ 9,536,485           $ 8,896,691
Total liabilities and stockholders' equity  $ 9,598,323           $ 8,948,354

Results of Operations

         Revenue and Expenses

For the year ended September 30, 2004, the Company had revenue of $2,608,103, net income of 81,194 and net income per common share on continuing operations of $0.02 based on a weighted average of 4,752,775 common shares outstanding. All of the Company's revenue was generated from its mortgage business. The Company's revenue is not dependent on any key customers.

For the year ended September 30, 2003, the Company had revenue of $2,041,991, a net loss from continuing operations before gain from discontinued operations, disposal and income taxes of $(135,155) and a net loss per common share of $(0.03) based on a weighted average of 3,919,442 common shares outstanding. All of the Company's revenue was generated from its mortgage business. The Company's revenue is not dependent on any key customers.

Revenue in the year ended September 30, 2004 was $2,608,103 compared to $2,041,991 in the year ended September 30, 2003. This is an increase of $566,112 from period to period. This increase in revenue is primarily attributable to the opening of the Yosemite Mortgage branch office in Oakhurst, California and increased sales as a result.

Cost of revenue in the year ended September 30, 2004 was $1,276,826 compared to $1,122,381 in the year ended September 30, 2003. This is an increase of $154,445 from period to period. This increase in cost of revenue is primarily attributable to increased sales. Furthermore, the Company believes that it has reduced the rate of increase of cost of revenue.

Gross profit in the year ended September 30, 2004 was $1,331,277 compared to $919,610 in the year ended September 30, 2003. This is an increase of $411,667 from period to period. This increase in gross profit is primarily attributable to increased sales. Moreover, the Company believes that it has achieved a reduction of the rate of increase of cost of revenue.

Operating expenses in the year ended September 30, 2004 were $1,250,083 compared to operating expenses of $1,054,765 in the year ended September 30, 2003. This is an increase of $195,318 from period to period. This increase in operating expenses is primarily attributable to increased sales. Moreover, the Company believes that it has achieved a reduction of the rate of increase of operating expenses.

Income from continuing operations in the year ended September 30, 2004 was $81,194 compared to a loss from continuing operations before gain from discontinued operations and disposal of $(135,155) in the year ended September 30, 2003. This is an increase of $216,349 from period to period. This increase in income from continuing operations is primarily attributable to increased sales, a reduction in the rate of increase of cost of revenue and operating expenses.

Income per share on continuing operations for the year ended September 30, 2004 was $0.02 compared to a loss per share of $(0.03) for the year ended for the year ended September 30, 2003. This is a increase of $.05 from period to period. This increase in income per share is primarily attributable to increased sales, a reduction in the rate of increase of cost of revenue and operating expenses.

There was no gain from discontinued operations in the year ended September 30, 2004 compared to $97,723 gain from discontinued operations in the year ended September 30, 2003. This is a reduction in gain from discontinued operations of $97,723 from period to period. This gain represents the net income derived from two subsidiaries of the Company, Heritage Mortgage and Mortgage Matic, before their operations were discontinued in 2003. There were no discontinued operations in the year ended September 30, 2004.

There were no earnings per share from discontinued operations for the year ended September 30, 2004 compared to $0.02 earnings per share from discontinued operations for the year ended September 30, 2003. This is an reduction of earnings per share from discontinued operations of $0.02 from period to period. The earnings per share from discontinued operations for 2003 represent earnings from the net income derived from two subsidiaries of the Company, Heritage Mortgage and Mortgage Matic, before their operations were discontinued in 2003. There were no discontinued operations in the year ended September 30, 2004.

There was no loss on disposal in the year ended September 30, 2004 compared to loss on disposal of $(36,360) in the year ended September 30, 2003. This loss represents the loss on the disposition of two of the Company's subsidiaries, Heritage Mortgage and Mortgage Matic, in 2003. There were no such disposals in the year ended September 20, 2004.

There was no loss per share on disposal for the year ended September 30, 2004 compared to $(0.02) loss per share from disposal for the year ended September 30, 2003. This loss per share from disposal represents the loss on the disposal of two of the Company's subsidiaries, Heritage Mortgage and Mortgage Matic, in 2003. There were no such disposals in the year ended September 20, 2004.

Income per share on all operations was $0.02 for the year ended September 30, 2004 compared to $(0.02) for the year ended September 30, 2003. This is a increase of $.04 from period to period. However the loss per share for the year ended September 30, 2003 includes gain from discontinued operations of $97,723 which is a one time event.

         Assets and Stockholders' Equity

Current Assets in the year ended September 30, 2004 were $306,568 compared to $47,775 in the year ended September 30, 2002. This is an increase of $258,793 from period to period. This increase in current assets is primarily attributable to increased sales, a reduction in the rate of increase of cost of revenue and operating expenses.

Other assets in the year ended September 30, 2004 were $3,501,986 compared to $3,093,652 in the year ended September 30, 2003. This is an increase of $408,334 from period to period. This increase is attributable to the acquisition of an intangible asset by the company for $500,000. See Note 4 of the Company's Consolidated Financial Statements contained elsewhere in this report.

Total assets in the year ended September 30, 2004 were $9,598,323 compared to $8,948,354 in the year ended September 30, 2003. This is an increase of $649,969 from period to period. This increase is attributable primarily to the increases in current assets and other assets discussed above.

Stockholders' equity in the year ended September 30, 2004 was $9,536,485 compared to $8,896,691 in the year ended September 30, 2003. This is an increase of $639,794 from period to period. This increase is primarily attributable to the increases in current assets and other assets discussed above.

         Liabilities

Liabilities in the year ended September 30, 2004 were $61,838 compared to $51,663 in the year ended September 30, 2003. This is an increase of $10,175 from period to period. This increase is primarily attributable to increased sales.

         Working Capital

The following table sets forth a summary of the Company's working capital.

AT SEPTEMBER  30:                                     2004           2003
------------------------------------------------- -------------- -------------

Current assets                                  $     306,568  $     47,775
Current liabilities                                    61,838        51,663
                                                  -------------- -------------

Working capital                                 $     244,730  $     (3,888)
                                                  ============== =============
Current ratio                                            4.95         .0.92

Working capital in the year ended September 30, 2004 was $244,730 compared to $(3,888) in the year ended September 30, 2003. This is an increase of $248,618 from period to period. This increase is primarily attributable to increased sales, a reduction in the rate of increase of cost of revenue and operating expenses.

         Cash Flow

The Company's cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows are summarized in the table below.

FOR THE YEARS ENDED SEPTEMBER 3O:                    2004           2003
------------------------------------------------ -------------- -------------
Net cash provided by/(used in):
     Operating activities                     $     201,623  $    (14,240)
     Investing activities                            (3,133)      (15,500)
     Financing activities                            58,600        45,400
                                                 ------------   -----------
Net change in cash and cash equivalents       $     257,090  $     15,600
                                                =============   ===========

Net cash provided by operating activities in the year ended September 30, 2004 was $201,623 compared to net cash used in operating activities of $(14,240) in the year ended September 30, 2003. This is an increase of $215,863 from period to period. This increase is primarily attributable to increased sales, a reduction in the rate of increase of cost of revenue and operating expenses.

Net cash used in investing activities in the year ended September 30, 2004 was $(3,133) compared to $(15,500) in the year ended September 30, 2003. This is a decrease of net cash used in investing activities of $12,367 from period to period. This decrease is due primarily to the fact that the Company did not need to purchase as much additional property and equipment.

Net cash provided by financing activities in the year ended September 30, 2004 was $58,600 compared to $45,400 in the year ended September 30, 2003. This is an increase of $13,200 from period to period. This increase is due to capital contributions by an officer and a shareholder.

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

Looking Forward

The Company continues to pursue a review of its mortgage business to increase revenue and lower cost of revenue and operating expenses. In that regard, during 2003, it disposed of two of its subsidiary branch offices which were under performing. The Company believes it will be successful in increasing revenue and reducing all costs in the future. However, there can be no assurance that the Company will be successful in doing this.

The Company is actively seeking to expand its mortgage business by opening additional branch offices.

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


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the Company's directors, executive officers, and certain key employees:

Name                    Age             Position with the Company

Denis C. Tseklenis      55              Chairman, President, Chief Executive
                                        Officer and Secretary

Robert F. Rood(1)       38              Director, Treasurer

James A. Sharon         54              Director

Bruce A. Persson        63              Director

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

Bruce Persson. Mr. Persson has been a director of the Company since February 13, 2002. Mr. Persson has owned and operated California Paving, Inc., a licensed paving contractor since 1993. Mr. Persson was a founder of the Bank of Madera, Oakhurst, California, and was a director of the bank until 1999. Mr. Persson has extensive experience in business and real estate development.

There are no family relationships among directors, or executive officers.

(1) On March 27, 2004 Mr. Rood resigned as an officer and a director.

ITEM 10.  EXECUTIVE COMPENSATION

The Company paid no executive compensation for the fiscal year ended September 30, 2004.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following is a listing of security ownership of management and certain beneficial owners of the Issuer's securities as of February 14, 2004. On that date there were 4,919,422 shares of the Company's common stock issued and outstanding and 1,000,000 shares of the Company's Series One Voting Convertible Preferred Stock outstanding.
                                      Amount   and  Nature  of
Title of       Name and Position              Beneficial             Percent
Class          of Beneficial Owner            Ownership              of Class
----------- ------------------------ -------------------------      -----------

               Denis C. Tseklenis
Common         President, CEO and Secretary    1,627,995                 33%
               Robert F. Rood Director and
Common         Treasurer(2)                      500,000                 10%
                                     -------------------------      -----------

Total Officers and
Directors as a Group                           2,127,995                 43%
                                     =========================      ===========

Series A       Denis C. Tseklenis
Preferred      President, CEO and Secretary    1,000,000                100%
                                     -------------------------      -----------

Total Officers and
Directors as a Group                           1,000,000                 100%
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

None

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

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Approximate aggregate fees rendered by our independent auditors, Bagall Josephs & Company, LLC, for the years ended September 30, 2004 and 2003 are as follows:


                                        2004                         2003
                                  ------------------         -----------------


Audit Fees                          $ 31,240                      $ 20,751

Audit Related Fees                       -0-                           -0-

Tax Fees                               3,000                         5,197

All Other Fees                           -0-                           -0-
                                  ------------------         -----------------

TOTAL                               $ 34,240                      $ 25,948
                                  ==================         =================

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                         PAGE(S)


CONSOLIDATED FINANCIAL STATEMENTS:


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT                         F-1

BALANCE SHEETS AS OF SEPTEMBER 30, 2004
    AND 2003                                                             F-2-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
    SEPTEMBER 30, 2004 AND 2003                                            F-4

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    (DEFICIT) FOR THE YEARS ENDED SEPTEMBER 30, 2004
    AND 2003                                                             F-5-6

STATEMENTS OF CASH FLOWS FOR YEARS ENDED
    SEPTEMBER 30, 2004 AND 2003                                          F-7-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-9-18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Stockholders of
Kore Holdings, Inc. and Subsidiaries
(formerly Volt Inc. and Subsidiaries)
Oakhurst, California

We have audited the accompanying consolidated balance sheets of Kore Holdings, Inc. and Subsidiaries (formerly Volt Inc. and Subsidiaries) (the "Company") as of September 30, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kore Holdings, Inc. and Subsidiaries (formerly Volt Inc. and Subsidiaries) as of September 30, 2004 and 2003, and the consolidated results of its statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey

February 12, 2005

                      KORE HOLDINGS, INC AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2004 AND 2003

                                     ASSETS




                                                                    (Restated)
                                                      2004             2003
                                                   ------------    -------------
Current Assets:
  Cash and cash equivalents                        $ 272,843           $ 15,753
  Commissions receivable                              33,725             30,022
  Deposits                                                 -              2,000
                                                   ------------    -------------
                        Total Current Assets         306,568             47,775

Property and equipment, net                        5,789,769          5,806,927

Other Assets:
  Restricted cash                                    234,240            234,240
  Goodwill                                         2,859,412          2,859,412
  Intangible Asset - Net                             408,334                  -
                                                  -----------     -------------
                        Total Other Assets         3,501,986          3,093,652
                                                  -----------     -------------
                        Total Assets              $9,598,323         $8,948,354
                                                  ===========     =============

        The accompanying notes are an integral part of the consolidated financial statements.
                                       F-2

                       KORE HOLDINGS, INC AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      (Restated)
                                                     2004                2003
                                                  ----------      -------------
Current Liabilities:
  Accounts payable                                   $ 61,838         $  51,663
                                                  ----------      -------------
                Total Current Liabilities              61,838            51,663

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Class A Preferred Stock, $.001 par value,
  10,000,000 shares authorized at September 30
  2004 and 2003, respectively, and 1,000,000
  issued and outstanding at September 30, 2004
  and 2003, respectively                                1,000             1,000

  Class B Preferred Stock, no par value,
  125,000 and 0 shares authorized at September
  30, 2004 and 2003, respectively, and 0 and 0
  issued and outstanding at September 30, 2004
  and 2003, respectively                                   -                 -

  First Washington Class A Preferred Stock, no
  par value, 500,000 and 0 authorized at
  September 30, 2004 and 2003, respectively,
  and 500,000 and 0 issued and outstanding
  at September 30, 2004 and 2003, respectively             -                 -

  Common Stock, $.001 par value, 25,000,000
  shares authorized at September 30, 2004 and
  2003, respectively, and 4,919,422 issued
  and outstanding at September 30, 2004 and
  3,919,422 issued and outstanding at
  September 30, 2003                                    4,919             3,919

  Additional paid-in capital                       14,293,247        13,735,647
  Accumulated deficit                              (4,762,681)       (4,843,875)
                                                  ------------       -----------
      Total stockholders' equity (deficit)          9,536,485         8,896,691
                                                 ------------       -----------

  Total Liabilities and Stockholders'
  Equity (Deficit)                                 $9,598,323        $8,948,354
                                                 ============       ===========


         The accompanying notes are an integral part of the consolidated financial statements.
                                       F-3

                       KORE HOLDINGS, INC AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                     (Restated)
                                                            2004        2003
                                                           ----------  --------

Revenue                                                  $ 2,608,103 $2,041,991

Cost of Revenue                                            1,276,826  1,122,381
                                                          -----------  --------

Gross Profit                                               1,331,277    919,610

Operating Expenses
   General and administrative costs                         1,136,126 1,028,992
   Depreciation and amortization                              111,957    25,773
   Bad debt expense                                             2,000         -
                                                           -----------  --------

          Total operating expenses                          1,250,083 1,054,765
                                                           -----------  -------
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE GAIN FROM DISCONTINUED OPERATIONS
DISPOSAL AND INCOME TAXES                                      81,194  (135,155)

   Gain from discontinued operations                                -    97,723
   Loss on disposal                                                 -   (36,360)
                                                           ----------   -------
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                                            81,194   (73,792)

   Income taxes                                                    -         -

                                                          -----------  --------

NET INCOME                                               $    81,194   $(73,792)
                                                         ===========   ========

BASIS AND DILUTED EARNINGS PER SHARE:
   Earnings per share on continuing
   operations                                            $      0.02  $  ( 0.03)
                                                         ===========  =========
   Earnings per share on gain from
   discontinued operations                               $         -  $    0.02
                                                         ===========  =========
   Loss per share on disposal                            $         -  $   (0.01)
                                                         ===========  =========
   Income (loss) per share on all operations             $      0.02  $   (0.02)
                                                         ===========  =========

WEIGHTED AVERAGE SHARES OUTSTANDING                        4,752,755  3,919,422
                                                         ===========  =========

         The accompanying notes are an integral part of the consolidated financial statements.

                       KORE HOLDINGS, INC AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 (RESTATED)



                                                              First Washington
                                             Preferred Stock  Preferred Stock
                          Preferred Stock        Class B          Class A
                          Shares   Amount     Shares  Amount   Shares  Amount
                          ---------------     --------------   ---------------

Balance, September 30,
2002                    1,000,000   1,000         -       -        -       -

Acquisition/disposal of
financial service
companies                       -       -         -       -     500,000    -

Contributed capital by
officer                         -       -         -       -        -       -

Net income - as
previously reported             -       -         -       -        -       -

Prior period adjustment -
see Note 10                     -       -         -       -        -       -
                        ---------  ------     -------   ------  -------  ------
Balance, September 30,
2003                    1,000,000 $ 1,000         -     $ -     500,000  $ -

Common stock issued for
licensing agent                 -       -         -       -           -    -

Contributed capital by
officer                         -       -         -       -           -    -

Net income                      -       -         -       -           -    -
                        ---------  -------   --------   ------  -------  ------

Balance, September 30,
2004                    1,000,000 $ 1,000         -     $    -  500,000  $    -
                       ==========  =======   ========   ======= =======  ======


        The accompanying notes are an integral part of the consolidated financial statements.

                      KORE HOLDINGS, INC AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
           FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 (RESTATED)



                                           Additional
                           Common   Stock    Paid-In   Accumulated
                           Shares   Amount   Capital     Deficit       Total
                         -----------------  ----------  ----------   ---------

Balance, September 30,
2002                    3,919,422   3,919   13,490,247   (4,770,083)  8,725,083

Acquisition/disposal of
financial service
companies                      -        -      200,000           -      200,000

Contributed capital by
officer                        -        -       45,400           -       45,400

Net income - as
previously reported            -        -         -          69,534      69,534

Prior period adjustment -
see Note 10                    -        -         -        (143,326)   (143,326)
                        ---------  -------   ---------   ----------    ---------
Balance, September 30,
2003                    3,919,422 $ 3,919  $13,735,647  $(4,843,875) $8,896,691

Common stock issued for
licensing agent         1,000,000   1,000      499,000           -      500,000

Contributed capital by
officer                         -       -       58,600           -       58,600

Net income                      -       -         -       -  81,194      81,194
                        ---------  -------   --------   ------------  ---------

Balance, September 30,
2004                    4,919,422 $ 4,919  $14,293,247  $(4,762,681) $9,536,485
                       ==========  =======   ========   ======= =======  ======

         The accompanying notes are an integral part of the consolidated financial statements.

                       KORE HOLDINGS, INC AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003



                                                                     (Restated)
                                                        2004           2003
                                                  ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                     $    81,194       $  (73,792)
                                                  -----------       ----------

Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                     111,957            25,773
   Net cash received in acquisition of
   Yosemite Brokerage, Inc.                                -            54,820

Changes in assets and liabilities
   Restricted cash                                         -           (61,812)
   Prepaid expenses and other                          2,000            (2,000)
   Commissions receivable                             (3,703)           51,189
   Accounts payable                                   10,175            (8,418)
                                             ---------------      ------------
      Total adjustments                              120,429            59,552
                                             ---------------------------------
      Net cash provided by (used in)
        operating activities                         201,623           (14,240)


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                 (3,133)          (15,500)
                                             ---------------------------------
   Net cash used in investing activities              (3,133)          (15,500)



         The accompanying notes are an integral part of the consolidated financial statements.

                           KORE HOLDINGS, INC AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003



                                                                    (Restated)
                                                        2004           2003
                                                  ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from contributed capital               $  58,600            45,400
                                             ---------------------------------
       Net cash provided by
        financing activities                         58,600            45,400
                                             ---------------------------------

NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                            257,090            15,660

CASH AND CASH EQUIVALENTS - BEGINNING OF
PERIOD                                               15,753                93
                                             --------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD       $   272,843         $  15,753
                                             ================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
   Common stock issued for intangible asset     $   500,000         $      -
                                              =============      ===========




         The accompanying notes are an integral part of the consolidated financial statements.
                                      F-8

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

                  Kore Holdings, Inc. and Subsidiaries (formerly Volt Inc. and Subsidiaries) is a marketer of energy and financial services. The Company is in the initial stages of implementing its business plan. On October 16, 2004, the Company amended the articles of incorporation to change its name to Kore Holdings, Inc. and Subsidiaries.

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

                  In fiscal 2003, the Company expanded its financial services business, and brought in two businesses, that operationally failed to meet the Company's business model. Subsequent to these agreements being in force, the Company disposed of them. Additionally, the Washington Metropolitan Area market had not met Company expectations. As a result, the Company's subsidiary First Washington acquired Yosemite Brokerage, Inc. in Oakhurst, California, a few miles from the Company's headquarters. The Company has reflected the operations from the financial service companies as discontinued operations in the consolidated statements of operations for the year ended September 30, 2003. The Company had issued Preferred Stock Class B, which has been cancelled by the Company.

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

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

                  The Company has three other power related wholly-owned subsidiaries; Sun Volt, Inc., Sun Electronics, Inc. and Arcadian Renewable Power, Inc. Arcadian Renewable Power, Inc. is the corporation that holds the Altamont Wind Farm in the Altamont Pass in Livermore, California.

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

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Principles of Consolidation

                  The consolidated balance sheets for September 30, 2004 and 2003 and consolidated statements of operations and cash flows for the years then ended includes Kore Holdings, Inc. and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

                  The Company has $234,240 in restricted cash that is expected to be received in the next two years.

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


                  This money has been held by the loan originator as a reserve, where First Washington placed its mortgage business.

                  Property and Equipment

                  Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

                           Furniture and fixtures              5-7 years
                           Office and computer equipment       3-5 years
                           Wind Farm                            40 years
                                                               (not in service)

                  Amortization

                  The Company is amortizing the license agreement and rights over a five year period. (See Note (4).

                  Revenue Recognition

                  For the Company's power division, sold merchandise and revenue was recorded under the accrual method of accounting.

                  For the Company's financial services division, they record commission income upon the closing of their respective transactions.

                  Advertising

                  Advertising costs are typically expensed as incurred. Advertising expense was approximately $24,206 and $169,821 for the years ending September 30, 2004 and 2003, respectively.

                  Income Taxes

                  The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003

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

                  Earnings (Loss) Per Share of Common Stock

                  Historical income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. The Company does not have any warrants or stock options outstanding.

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                      2004             2003
                                                      ----             ----

                  Net Income (loss)                   $81,194        ($73,792)
                                                      --------       ---------

                  Weighted- average common shares
                  Outstanding (Basic)               4,919,422        3,919,422

                  Weighted-average common stock
                    Equivalents:
                           Stock options                    -                -
                           Warrants                         -                -
                                                    ----------       -----------

                  Weighted-average common shares
                  Outstanding (Diluted)             4,919,422        3,919,422
                                                    =========        =========

                  Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for September 30, 2003 because inclusion would have been antidilutive.

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003


NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Goodwill

                  In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement has been considered when determining impairment of goodwill in certain transactions. As of September 30, 2003, the Company recognized $31,840 of goodwill acquired in the Yosemite transaction. There was no recognition of impairment of goodwill during the years ended September 30, 2004 and 2003.

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

                  Reclassifications

                  Certain amounts for the year ended September 30, 2003 have been reclassified to conform with the presentation of the September 30, 2004 amounts. The reclassifications have no effect on net income for the year ended September 30, 2003.

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003

NOTE 3-  PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at September 30, 2004 and 2003:

                                                    2004            2003
                                                    ----            ----

                  Wind Farm                      $5,700,000      $5,700,000
                  Furniture and fixtures             16,000          16,000
                  Leasehold improvements              8,885           8,885
                  Computer and office equipment     119,425         116,293
                                                 ----------      ----------
                                                  5,844,310       5,841,178
                  Less:  accumulated depreciation   (54,541)        (34,251)
                                                 ----------      -----------
                  Net book value                 $5,789,769      $5,806,927
                                                 ==========      ==========

                  Depreciation expense for the years ended September 30, 2004 and 2003 was $20,290 and $25,773, respectively. There is no depreciation recognized on the Wind Farm in 2004 or 2003 as it is non operational until placed in service. In the Company's acquisition of Yosemite, they acquired $55,261 of office and computer equipment.

                  The Company, upon acquisition of the Wind Farm, has classified this asset under property and equipment. The Wind Farm consists of hundreds of non operational turbines located in California. The Company has received independent valuations on the Wind Farm that have valued it in excess of $14,000,000. The Company would need to spend approximately in excess of $5,000,000 to bring these assets into operational use, at which time the Company would depreciate them over their estimated useful life of 40 years. Consequently, there is no depreciation recognized on the Wind Farm in 2004 and 2003. The Company did receive miscellaneous scrap parts that have not been valued (salvage) for the consolidated balance sheets, that it sells from time to time, and the Company records the income in their consolidated statements of operations when these sales occur. There were no sales of scrap in 2004.

NOTE 4-  INTANGIBLE ASSET

                  The Company in November 2003 issued 1,000,000 shares of its common stock valued at $500,000 for exclusive right to distribute power generators in northern California and Hawaii and other agreed territories. Additionally, the Company received the non-exclusive right to acquire the generators at prevailing wholesale prices for distribution and the non-exclusive license to use the name, trademark and trade names of the manufacturer or distributor of the power generators. The license agreements are being amortized over the five year life. Amortization charged to expense for the year ended September 30, 2004 was $91,666.

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003

NOTE 5-  COMMITMENTS AND CONTINGENCIES

                  The Company entered into a lease agreement in April 2001 in Pleasanton, California. The Company paid $2,800 per month for rent. This lease was terminated by the Company in October 2001, and all operations now run through the Oakhurst, California location. The security deposit was expensed as part of a rent payment in 2002.

NOTE 6-  STOCKHOLDERS' EQUITY

                  Common and Preferred Stock

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

                  The Company in November 2003 issued 1,000,000 shares of its common stock for an intangible asset (see Note 4). The value for the asset was $500,000.

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003

NOTE 7-           RELATED PARTY TRANSACTIONS

                  On January 1, 2003, the Company entered into a lease agreement for the rental of office space for its home office. An officer of the Company is a partner in the partnership that rents this space to the Company. The lease is a five-year lease with a five-year option, with rent of $2,750 per month. Rent expense for the year ended September 30, 2003 of $24,750 was forgiven by the company at September 30, 2003. Rent expense was $7,419 for the year ended September 30, 2004.

                  Yosemite Brokerage, rents space from its officer. The lease commenced February 1, 2000 and runs through January 31, 2005. Rent expense for 2004 and 2003 was approximately $97,564 and $12,239, respectively.

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

                  At September 30, 2004 and 2003, deferred tax assets consist of the following:

                                                    2004                2003
                                                    ----               -----

                  Deferred tax assets              $343,000           $425,000
                  Less:  valuation allowance       (343,000)          (425,000)
                                                 -----------          ---------

                  Net deferred tax assets        $       -0-          $     -0-
                                                 ===========          =========

                  At September 30, 2004 and 2003, the Company had federal net operating loss carryforwards in the approximate amounts of $1,618,000 and $1,700,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003

NOTE 9-           SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION

                  First Washington during the year ended September 30, 2003 acquired Yosemite Brokerage, Inc. for 500,000 shares of Preferred Stock Class A with a value of $200,000 ($.40 per share).

                  The following is a summary of the acquisition:

                                                        2003
                                                      ---------
                     Cash                             $ 54,820
                     Commissions receivable             81,211
                     Fixed assets                       55,261
                     Goodwill                           31,840
                     Liabilities                       (23,132)
                     Additional paid in capital       (200,000)
                                                      --------

                                                      $      -
                                                      ========

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

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003

NOTE 11-          SUBSEQUENT EVENT

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