Form 10QSB
period 2004-12-31
KORE HOLDINGS, INC
filed 2005-02-25
CIK 1101137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the quarterly period ended December 31, 2004

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from ________________ to _________________

                           Commission file number  0-28555

                               KORE HOLDINGS, INC.
  -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                  86-0960464
------------------------------               ----------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)


                   41667 Yosemite Pines Dr., Oakhurst CA 93644
  -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (559) 692-2474
          -------------------------------------------------------------
                          (Issuer's telephone number)


                                    VOLT INC.
  -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,919,422 Common Shares $0.001 par value as of December 31, 2004

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

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

RESULTS OF CONTINUING OPERATIONS

Restatement

The Company has amended its previously issued condensed consolidated financial statements for the three months ended December 31, 2003. The Company has amended these condensed consolidated financial statements to reclassify $711,628 previously recorded as reversal of payables, to reclassify a portion of its goodwill acquired in the First Washington Corporation transaction as restricted cash in the amount of $172,428 and has reclassified $347,326 previously classified as notes receivable to general and administrative expenses. These transactions resulted in a decrease in the accumulated deficit to ($4,843,875) at September 30, 2003. In addition for the three months ended December 31, 2004, the Company has reclassified $4,500 previously classified as notes receivable to accrued expenses. This transaction resulted in no change to its previously stated net income and accumulated deficit for the three-month period.

Management Discussion Snapshot

The following table sets forth certain of the Company's summary selected operating and financial data. The following table should be read in conjunction with all other financial information and analysis presented herein including the Condensed Consolidated Financial Statements for the three months ended December 31, 2004 and December 31, 2003.

         Summary Selected Statements Operating and Other Financial Data

                                                          Three Months Ended
                                                              December 31
                                                           2004          2003
      Revenue                                      $      835,851   $   612,172
      Cost of revenue                                     375,740       371,056
                                                   ---------------- ------------

      Gross profit                                        260,111       241,116
      Gross profit margin                                     31%           39%
      Operating Expenses                                  274,378       205,883
                                                   ---------------- -----------

      Income from
          continuing operations                    $      (14,267)  $    35,233
                                                   ================ ============

      Earnings per share per
          share of common stock                    $           (-)  $      0.01
                                                   ================  ===========

      Weighted common shares
          Outstanding                                    4,919,422    4,419,422
                                                   ================  ===========

      Current assets                               $       336,725  $   306,568
      Property and Equipment                             5,780,569    5,789,769
      Other assets                                      17,522,065    3,501,986
                                                   ---------------- ------------

      Total assets                                 $    23,638,785  $ 9,598,323
                                                   ================ ============

Revenue and Expenses

For the three months ended December 31, 2004, the Company had revenue of $835,851, a net loss from continuing operations of $(14,267) and net loss per common share from continuing operations of $(0.00) based on a weighted average of 4,919,422 common shares outstanding. All of the Company's revenue was generated from its mortgage business. The Company's revenue is not dependent on any key customers.

For the three months ended December 31, 2003, the Company had revenue of $612,172, a net profit from continuing operations of $35,233 and a net profit per common share from continuing operations of $0.01 based on a weighted average of 4,419,442 common shares outstanding. All of the Company's revenue was generated from its mortgage business. The Company's revenue is not dependent on any key customers.

Revenue in the three months ended December 31, 2004 was $835,851 compared to $612,172 in the quarter ended December 31, 2003. This is an increase of $223,679 from period to period. This increase in revenue is primarily attributable to increased sales.

Net loss from continuing operations for the three months ended December 31, 2004, was $(14,267) or $(0.00) in loss per common share based on a weighted average of 4,919,422 common shares outstanding compared with net income from continuing operations of $35,233 or $0.01 in earnings per common share based on a weighted average of 4,419,442 common shares outstanding. for the three months ended December 31, 2003. This is an increase in net loss of $0.01 per common share from period to period. This increase in loss is primarily attributable to increases in operating expenses.

Assets and Liabilities

Total other assets for the three months ended December 31, 2004, was $17,522,065 compared to total other assets for the three months ended December 31, 2003, of $3,501,986. This is an increase in total other assets of $14,020,079 from period to period. This increase in total other assets is the result of the acquisition of coal tract #4 of the Fiatt coal mine in Fulton County, Illinois. The tract consists of approximately 100 acres of land and surface area with a tonnage of 4,356,000 tons of coal fines having a thickness of a 50 foot average using 200 pounds/sht tn and which are certified and appraised at $69,696,020. The Company issued 13,635,999 shares of its Class B convertible preferred stock valued at $14,045,079 to acquire the land and coal.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending or threatened legal proceedings against the Company or any of its subsidiaries.

Item 2.  Changes in Securities.

The Company issued 13,635,999 shares of its Class B convertible preferred stock valued at $14,045,079 to acquire the land and coal described above.


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

INDEX TO EXHIBITS.

EXHIBIT
NUMBER      DESCRIPTION OF DOCUMENT
-------------------------------------------------------
     1      KORE HOLDINGS, INC AND SUBSIDIARIES FINANCIAL STATEMENTS

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               KORE HOLDINGS, INC.
                               (Registrant)

Date February  24, 2005        /s/Denis C. Tseklenis
     ------------------        ----------------------
                               Denis Costa Tseklenis
                               Chief Executive Officer
                               Chairman of the Board

EXHIBIT 1



                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)

                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED):


BALANCE SHEETS AS OF DECEMBER 31, 2004 (UNAUDITED)
    AND SEPTEMBER 30, 2004 (AUDITED)

STATEMENTS OF OPERATION FOR THE THREE MONTHS ENDED
    DECEMBER 31, 2004 AND 2003 (UNAUDITED)

STATEMENTS OF CASH FLOW FOR THREE MONTHS ENDED
    DECEMBER 31, 2004 AND 2003 (UNAUDITED)


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               KORE HOLDINGS, INC.
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          DECEMBER 31, 2004 (UNAUDITED)AND SEPTEMBER 30, 2004 (AUDITED)

                                     ASSETS




                                                   (Unaudited)     (Audited)
                                                  December 31,    September 30,
                                                      2004           2004
                                                   ------------   -------------
Current Assets:
  Cash and cash equivalents                        $,  2,426         $ 272,843
  Commissions receivable                             333,725            33,725
                                                   ------------    -------------
                        Total Current Assets         336,151           306,568

Property and equipment, net                        5,780,569          5,789,769

Other Assets:
  Land and Coal Reserves                          14,045,079                  -
  Restricted Cash                                    234,240            234,240
  Goodwill                                         2,859,412          2,859,412
  Intangible Asset - Net                             383,334            408,334
                                                  -----------     -------------
                        Total Other Assets        17,552,065          3,501,986
                                                  -----------     -------------
                        Total Assets             $23,638,785         $9,598,323
                                                  ===========     =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               KORE HOLDINGS, INC.
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          DECEMBER 31, 2004 (UNAUDITED)AND SEPTEMBER 30, 2004 (AUDITED)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                  (Unaudited)     (Audited)
                                                  December 31,    September 30,
                                                      2004           2004
                                                  ----------      -------------
Current Liabilities:
  Accounts payable                                   $ 61,838         $  61,838
                                                  ----------      -------------
                Total Current Liabilities              61,838            61,838

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Class A Preferred Stock, $.001 par value,
  10,000,000 shares authorized at December 31,
  2004 and September 30, 2004, respectively,
  and 1,000,000 issued and outstanding at December
  31, 2004 and September 30, 2004 respectively          1,000             1,000

  Class B Preferred Stock, no par value,
  90,000,000 and 125,000 shares authorized at
  December 31, 2004 and September 30, 2004,
  respectively, and 13,635,999 shares issued
  and outstanding at December 31, 2004 and
  September 30, 2004, respectively                          -                 -

  First Washington Class A Preferred Stock,
  no par value, 500,000 shares authorized at
  December 31, 2004 and September 30, 2004,
  respectively, and 500,000 shares issued and
  outstanding at December 31, 2004 and September
  30, 2004, respectively                                    -                 -

  Common Stock, $.001 par value, 400,000,000
  shares authorized at December 31, 2004 and
  September 30, 2004, respectively, and
  4,919,422 shares issued and outstanding at
  December 31, 2004 and September 30, 2004,
  respectively                                          4,919             4,919

  Additional paid-in capital                       28,347,976        14,293,247
  Accumulated deficit                              (4,776,948)       (4,762,681)
                                                  ------------       -----------
      Total stockholders' equity                   23,576,947         9,536,485
                                                 ------------       -----------

  Total Liabilities and Stockholders'
  Equity (Deficit)                               $ 23,638,785        $9,598,323
                                                 ============       ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               KORE HOLDINGS, INC.
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                                      (Restated)
                                                             2004         2003
                                                            ----------  --------

Revenue                                                   $   835,851 $ 612,172

Cost of Revenue                                               575,740   371,056
                                                           -----------  --------

Gross Profit                                                  260,111   241,116

Operating Expenses
   General and administrative costs                           274,378   205,883
                                                           -----------  --------

          Total operating expenses                            274,378   205,883
                                                           -----------  -------
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                                          ( 14,267)   35,233

   Income taxes                                                    -         -

                                                          -----------  --------

NET INCOME (LOSS)                                        $    (14,267) $ 35,233
                                                         ===========   ========

BASIS AND DILUTED EARNINGS (LOSS) PER SHARE:

   Earnings (loss) per share                           $         ( -)  $   0.01
                                                         ===========  =========

WEIGHTED AVERAGE SHARES OUTSTANDING                        4,919,422  4,919,422
                                                         ===========  =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               KORE HOLDINGS, INC.
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003 (UNAUDITED)



                                                                     (Restated)
                                                        2004           2003
                                                  ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                            $   (14,267)         $  35,233
                                                  -----------       ----------

Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                     34,200              7,282

Changes in assets and liabilities
   Advances receivable                                    -              4,500
   Commissions receivable                          (300,000)           (55,978)
   Accounts payable                                       -            (25,083)
                                             ---------------      ------------
      Total adjustments                            (265,800)           (69,279)
                                             ---------------------------------
      Net cash (used in)
        operating activities                       (280,067)           (34,046)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from contributed capital                   9,650             28,000
                                             ---------------------------------
       Net cash provided by (used in)
        financing activities                          9,650             28,000
                                             ---------------------------------

NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                           (270,417)            (6,046)

CASH AND CASH EQUIVALENTS - BEGINNING OF
PERIOD                                              272,843            15,753
                                             --------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD       $     2,426         $   9,707
                                             ================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the year for interest       $         -         $   4,340
                                              =============      ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

   Preferred stock issued for land and coal
     reserves                                  $14,045,079          $        -
                                              =============      ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

                  The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the three months ended December 31, 2004 may not be indicative of the results for the entire year.

                  The Company on October 16, 2004, changed its name to Kore Holdings, Inc. The Company, at that time, increased its authorized common stock shares to 400,000,000 and its preferred stock to 100,000,000.

                  These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained herein.

                  Kore Holdings, Inc. and Subsidiaries is a power provider and marketer of alternative energy and financial services. The Company is in the initial stages of implementing its business plan.


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

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

                  The cost of the net assets purchased and liabilities assumed approximated zero. However, the value of $3,000,000 was based on the mortgage company's future earnings.

                  The Company acquired Opportunity Knocks, LLC during the third fiscal quarter of 2002 to rehabilitate HUD homes and other properties in Washington, D.C., Maryland and Virginia under the HUD Gift Program. This acquisition was done simultaneously with the acquisition of First Washington, and Opportunity Knocks is a wholly owned subsidiary of the Company.

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

                  As noted in Note 9, the Company has amended its previously issued condensed consolidated financial statements for the three months ended December 31, 2003 in response to the Securities and Exchange Commission's comment letters dated February 4, 2003, May 30, 2003 and August 11, 2003. The Company has amended these condensed consolidated financial statements to reclassify $711,628 previously recorded as reversal of payables, to reclassify a portion of its goodwill acquired in the First Washington Corporation transaction as restricted cash in the amount of $172,428 and has reclassified $347,326 previously classified as notes receivable to general and administrative expenses. These transactions resulted in a decrease in the accumulated deficit to ($4,843,875) at September 30, 2003. In addition for the three months ended December 31, 2003, the Company has reclassified $4,500 previously classified as notes receivable to accrued expenses. This transaction resulted in no change to its previously stated net income and accumulated deficit for the three-month period.

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Principles of Consolidation

                  The condensed consolidated balance sheet for December 31, 2004 and consolidated balance sheet for September 30, 2004 and condensed consolidated statements of income and cash flows for the three months ended December 31, 2004 includes Kore Holdings, Inc. and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

                  Furniture and fixtures                       5-7 years
                  Office and computer equipment                3-5 years
                  Wind Farm                                     40 years

                  Revenue Recognition

                  For the Company's power division, sold merchandise and revenues were recorded under the accrual method of accounting.

                  For the Company's financial services division, commission income is recorded upon the closing of their respective transactions.

                  Advertising

                  Advertising costs are typically expensed as incurred. Advertising expense was approximately $5,000 and $4,973 for the three months ending December 31, 2004 and 2003, respectively.

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

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

                  The following is a reconciliation of the computation for basic and diluted EPS:


                                                              2004       2003
                                                              ----       ----

                  Net income (loss)                         $(14,267)   $35,233
                                                            ---------   -------

                  Weighted- average common shares
                  Outstanding (Basic)                      4,919,422  4,419,422

                  Weighted-average common stock Equivalents:
                           Stock options                           -          -
                           Warrants                                -          -
                                                           ---------  ----------

                  Weighted-average common shares
                  Outstanding (Diluted)                    4,919,422  4,419,422
                                                           =========  =========


                  The Company did not have any outstanding stock options or warrants at December 31, 2004 and 2003, respectively.

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Goodwill

                  In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement has been considered when determining impairment of goodwill in certain transactions. During fiscal 2003, the Company recognized $31,840 of goodwill acquired in the Yosemite transaction. There was no recognition of impairment of goodwill during the three months ended December 31, 2004 and 2003.

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

                  Reclassifications

                  Certain amounts for the three months ended December 31, 2003 have been reclassified to conform with the presentation of the December 31, 2004 amounts. The reclassifications have no effect on net income for the three months ended December 31, 2003.

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 3-  PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at December 31, 2004:

                                                        2004           2003
                                                        ----           ----

                  Wind Farm                          $5,700,000     $5,700,000
                  Furniture and fixtures                 16,000         16,000
                  Leasehold improvements                  8,885          8,885
                  Computer and office equipment         119,425        116,293
                                                     -----------    ------------

                                                      5,844,310      5,841,178
                  Less:  accumulated depreciation       (63,741)       (41,533)
                                                      ---------     -----------

                  Net book value                     $5,780,569     $5,799,445
                                                     ==========     ===========

                  Depreciation expense for the three months ended December 31, 2004 and 2003 was $9,200 and $7,252, respectively. There is no depreciation recognized on the Wind Farm as it is non operational until placed in service. In the Company's acquisition of Yosemite in their fourth quarter of 2003, they acquired $55,261 office and computer equipment.

                  The Company upon acquisition of the Wind Farm, has classified this asset under property and equipment. The Wind Farm consists of hundreds of nonoperational turbines located in California. The Company has received independent valuations on the Wind Farm that have valued it in excess of $14,000,000. The Company would need to spend in excess of $5,000,000 to bring these assets into operational use, at which time the Company would depreciate them over their estimated useful life of 40 years. Consequently, there is no depreciation recognized on the Wind Farm for the three months ended December 31, 2004 and 2003. The Company did receive miscellaneous parts that have not been valued for the condensed consolidated balance sheets, that it sells from time to time, and the Company records the income in their condensed consolidated statements of operations when these sales occur.

NOTE 4-  INTANGIBLE ASSET

                  The Company in November 2003 issued 1000 shares of its common stock valued at $500,000 for exclusive right to distribute power generators in northern California and Hawaii and other agreed territories. Additionally, the Company received the non-exclusive right to acquire the generators at prevailing wholesale prices for distribution and the non-exclusive license to use the name, trademark and trade names of the manufacturer or distributor of the power generators. The license agreements are being amortized over the five year life. Amortization charged to expense for the three months ended December 31, 2004 was $25,000.

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 5-  LAND AND COAL RESERVES

                  The Company acquired coal tract #4 of the Fiatt coal mine in Fulton County, Illinois. The tract consists of approximately 100 acres of land and surface area with a tonnage of 4,356,000 tons of coal fines having a thickness of a 50 foot average using 200 pounds/sht tn and which are certified and appraised at $69,696,020. The Company issued 13,635,999 shares of its Class B convertible preferred stock valued at $14,045,079.


NOTE 6-  STOCKHOLDERS' EQUITY

                  Common and Preferred Stock

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

                  The Company issued 13,635,999 shares of its Class B convertible preferred stock valued at $14,045,079.

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

                      KORE HOLDINGS, INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


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

                  At December 31, 2004, deferred tax assets consist of the following:

                                                                 2004

                  Net operating loss carryforwards            $343,000
                  Less:  valuation allowance                  (343,000)
                                                              ----------

                                                              $     -0-

                  At December 31, 2004, the Company had federal net operating loss carryforwards in the approximate amounts of $1,600,000, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.


 NOTE 9-          RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

                  The Company has amended its previously issued condensed consolidated financial statements for the three months ended December 31, 2004. The Company has amended these condensed consolidated financial statements to reclassify $711,628 previously recorded as reversal of payables, to reclassify a portion of its goodwill acquired in the First Washington Corporation transaction as restricted cash in the amount of $172,428 and has reclassified $347,326 previously classified as notes receivable to general and administrative expenses. These transactions resulted in a decrease in the accumulated deficit to ($4,843,875) at September 30, 2003. In addition for the three months ended December 31, 2004, the Company has reclassified $4,500 previously classified as notes receivable to accrued expenses. This transaction resulted in no change to its previously stated net income and accumulated deficit for the three-month period.


NOTE 10-          SUBSEQUENT EVENT

                  After the first quarter of 2004, the Company closed the Yosemite Brokerage, Inc. office.