Form 10QSB
period 2005-03-31
KORE HOLDINGS, INC
filed 2005-05-24
CIK 1101137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      For the quarterly period ended March 31, 2005

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from ________________ to _________________

                         Commission file number 0-28555

                               KORE HOLDINGS, INC.
  -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                  86-0960464
-------------------------------------          ----------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,919,422 Common Shares $0.001 par value as of March 31, 2005.

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

RESULTS OF CONTINUING OPERATIONS

                                                   Six Months Ended
                                                        March 31

                                                 2005                2004

      Revenue                               $     201,741     $  1,212,216
      Cost of revenue                                   -          670,592
                                            ------------------------------

      Gross profit                                201,741          541,624
      Operating expenses                          242,799          369,060
                                            -------------------------------

      Income (Loss) from
          continuing operations                   (41,058)          172,564
      Income from discontinued
         Operations                                32,318                  -
                                            -------------------------------
      Net income (loss)                     $      (8,740)     $    172,564

      Gross profit margin                             100%               45%

      Income (Loss) per share from
         continuing operations              $       (0.01)     $       0.04

      Income (Loss) per share from
         discontinued operations            $        0.01      $       0.04

      Weighted average number of
         common shares outstanding              4,919,4 22        4,469,422

For the six months ended March 31, 2005, the Company generated $201,714 of revenue, $(41,058) of net loss from continuing operations, one time income from discontinued operations of $32,318, a net loss of $(8,740) and $(0.01) in net loss per weighted average common share based upon a weighted average of 4,919,422 common shares outstanding. All of the Company's revenue for this period was from its mortgage business.

For the six months ended March 31, 2004, the Company generated $1,212,216 of revenue, $541,624 of gross profit, $172,564 of net income, and $0.04 in earnings per weighted average common share based upon a weighted average of 4,469,422 common shares outstanding.. All of the Company's revenue for this period was from its mortgage business.

Revenue for the six months ended March 31, 2005, decreased $1,010,475,622 from the same period last year. Cost of revenue for the six months ended March 31, 2005, decreased $670,592 from the same period last year. Operating expenses for the six months ended March 31, 2005, decreased $126,261 from the same period last year. Income from continuing operations for the six months ended March 31, 2005, decreased $213,622 from the same period last year. In the six months ended March 31, 2005, income from discontinued operations increased 32,318 from the same period last year. In the six months ended March 31, 2005, net income decreased $184,304.

                                                      Three Months Ended
                                                              March 31

                                                    2005                2004

                    Revenue                        $     201,724   $   600,044
                    Cost of revenue                           -        529,198
                                                   ---------------------------

                    Gross profit                         201,724       300,508
                    Operating expenses                   194,213       163,177
                                                   ---------------------------
                    Income (loss) from
                    continuing operations                 7,538        137,331
                    Income from discontinued
                    Operations                           32,318              -
                                                   ---------------------------

                    Net income (loss)              $     39,846     $  137,331

                    Gross profit margin                    100%            50%

                    Income (Loss) per share from
                    continuing operations          $      0.01      $     0.03

                    Income (Loss) per share from
                    discontinued operations        $      0.01      $     0.03

                    Number of common shares
                    Outstanding                      4,919,422       4,919,422

For the three months ended March 31, 2005, the Company generated $201,724, of revenue, $3,980 of net income from continuing operations, one time income from discontinued operations of $32,318, net income of $39,846 and $0.01 in earnings per fully diluted common share based upon 4,919,422 fully diluted common shares outstanding. All of the Company's revenue for this period was from its mortgage business.

For the three months ended March 31, 2004, the Company generated $600,044 of revenue, $300,508 of gross profit, $137,331 of net income, and $0.03 in earnings per fully diluted common share based upon 4,919,422 fully diluted common shares out standing. All of the Company's revenue for this period was from its mortgage business.

Revenue for the three months ended March 31, 200, decreased $398,320 from the same period last year. Cost of revenue for the three months ended March 31, 2005, decreased $529,198 from the same period last year. Operating expenses for the three months ended March 31, 2005, increased $31,036 from the same period last year. Income from continuing operations for the three months ended March 31, 2005, decreased $129,739 from the same period last year. In the three months ended March 31, 2005, income from discontinued operations increased 32,318 from the same period last year. In the three months ended March 31, 2005, net income decreased $97,485.

MANAGEMENT'S DISCUSSION

The Company attributes the decrease in revenue, operating expenses and income from continuing operations for the for the six and three months ended March 31, 2005, to discontinuation of its mortgage business in California. The decrease in cost of revenue is due to the discontinuation of its mortgage business in California and the fact that its secondary lender for its mortgage business in the Washington D.C. area pays all of the cost of revenue.

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.

EXHIBIT
NUMBER         DESCRIPTION OF DOCUMENT
               -------------------------------------------------------
      1        KORE HOLDINGS, INC. AND SUBSIDIARIES FINANCIAL STATEMENTS
  31.01        Section 302 Certifications
  32.01        Section 906 Certifications

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

                               KORE HOLDINGS. INC.
                               (Registrant)
 Date May 23, 2005             /s/Denis C. Tseklenis
     ------------              ------------------------
                               Denis C. Tseklenis
                               Chief Executive Officer
                               Chairman of the Board

                       KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)

                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                             MARCH 31, 2005 AND 2004

===============================================================================




                       KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):


BALANCE SHEET AS OF MARCH 31, 2005 (UNAUDITED)

STATEMENTS OF INCOME (OPERATIONS) FOR THE SIX AND THREE MONTHS ENDED MARCH 31,
     2005 AND 2004 (UNAUDITED)


STATEMENTS OF CASH FLOWS FOR SIX MONTHS ENDED
    MARCH 31, 2005 AND 2004 (UNAUDITED)


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
                                  BALANCE SHEET
                                 MARCH 31, 2005

                                     ASSETS

                                                           (UNAUDITED)
                                                              MARCH 31
                                                               2005
                                                     ---------------------
CURRENT ASSETS
    Cash and cash equivalents                         $           39,448

    Commissions receivable                                           300

    Prepaid expenses and other assets                               1,575
                                                     ---------------------


               Total current assets                                41,323
                                                      ---------------------

PROPERTY AND EQUIPMENT - Net                                     5,740,128

OTHER ASSETS
    Land and coal reserves                                      14,045,079
    Restricted cash                                                234,240
    Goodwill                                                     2,827,572
    Licenses, net of amortization                                  358,334
                                                      ---------------------

                                                                17,465,225
                                                      ---------------------

TOTAL ASSETS                                               $    23,246,676
                                                      =====================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued expenses               $           27,949
    Due to officer                                                  24,400
                                                     ------------------------

              Total current liabilities                             52,349
                                                      ------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Class A Preferred Stock, $.001 par value,
   10,000,000 shares authorized at
   March 31, 2005 and 1,000,000 issued and
   outstanding at March 31, 2005                                      1,000

   Class B Preferred Stock , no par value,
   90,000,000 shares authorized at March
   31, 2005, and 13,635,999shares issued
   and outstanding at March 31, 2005                                      -

   First Washington Class A Preferred Stock,
   no par value, 500,000 shares authorized
   at March 31, 2005 and 500,000 shares issued
   and outstanding at March 31, 2005                                     -

   Common stock, $.001 par value 400,000,000
   shares authorized at March 31, 2005
   and 4,919,422 shares issued and outstanding
   at March 31, 2005                                                   4,919

   Additional paid-in capital                                     28,138,326
   Accumulated deficit                                            (4,949,918)
                                                       ------------------------

          Total stockholders' equity (deficit)                    23,194,327
                                                       ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                             $    23,246,676
                                                       ========================


           See accompanying notes to condensed consolidated financial statements.

                      KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
                        STATEMENTS OF INCOME (OPERATIONS)
                       SIX MONTHS ENDED THREE MONTHS ENDED
                             MARCH 31, 2005 AND 2004


                                SIX MONTHS                      THREE MONTHS

                             2005            2004           2005         2004

OPERATING REVENUE      $    201,741    $   1,212,216   $    201,741  $  600,044


COST OF OPERATIONS                -          670,592              -     299,536
                       --------------------------------------------------------


GROSS PROFIT                201,741          541,624        201,741     300,508

OPERATING EXPENSES

   General and
     administrative         184,603          354,595        168,217     155,895

   Depreciation              58,196           14,465         25,996       7,282
                      ----------------------------------------------------------


Total operating expenses    242,799          369,060        194,213     163,177
                     ----------------------------------------------------------

INCOME (LOSS) BEFORE
  INCOME TAXES              (41,058)         172,564          7,528     137,331

 Provision for income taxes       -                -              -          -
                     ----------------------------------------------------------


INCOME (LOSS) FROM
  CONTINUING OPERATIONS     (41,058)         172,564          7,528     137,331


 Income from discontinued operations
   (net of income taxes)     32,318                -         32,318          -
                     ----------------------------------------------------------


NET INCOME (LOSS)      $     (8,740)       $ 172,564    $    39,846   $ 137,331
                     ==========================================================


BASIC AND DILUTED INCOME
  (LOSS) PER SHARE
    Basic from continuing
      operations       $      (0.01)       $    0.04    $      0.01   $    0.03
                     ==========================================================

    Diluted from continuing
      operations       $      (0.01)       $    0.04    $      0.01   $    0.03
                     ==========================================================

    Basic from discontinued
      operations       $       0.01        $    0.04    $      0.01   $    0.03
                     ==========================================================

    Diluted from discontinued
      operations       $       0.01        $    0.04    $      0.01   $    0.03
                     ==========================================================


WEIGHTED AVERAGE NUMBER OF BASIC COMMON
   SHARES OUTSTANDING     4,919,422        4,469,422      4,919,422   4,919,422
                     ==========================================================


WEIGHTED AVERAGE NUMBER OF DILUTED COMMON
   SHARES OUTSTANDING     4,919,422        4,469,422      4,919,422   4,919,422
                     ==========================================================




   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
                            STATEMENTS OF CASH FLOWS
                                SIX MONTHS ENDED
                             MARCH 31, 2005 AND 2004

                                                 2005                    2004
                                             ---------------------------------

CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
   Net income (loss)                         $      (41,058)     $      172,564
                                             ----------------------------------
   Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:

       Depreciation and amortization                 60,196              14,465

  Changes in assets and liabilities

      (Increase) decrease in commissions
      receivable                                     47,574             (57,978)

      (Increase) in prepaid assets                   (1,575)                  -

      (Decrease) in accounts payable
         and accrued liabilities                    (33,889)             (2,681)
                                             ----------------------------------


     Total adjustments                               72,306             (46,194)
                                             ----------------------------------

     Net cash provided by operating
     activities - continuing
     operations                                      31,248             126,370
                                             ----------------------------------

Discontinued Operations:

     Income from discontinued operations             32,318                   -

     Impairment of goodwill                          31,840                   -
                                            ------------------------------------


     Net cash provided by operating
     activities - discontinued operations            64,158                   -
                                            -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Advance receivable, net                              -              4,500

     Capital expenditures                            (6,543)                 -
                                            -----------------------------------


       Net cash provided by (used in)
       investing activities                          (6,543)             4,500
                                           ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Contributions of equity                              -            143,500

     Dividends distribution, net                   (346,658)                 -

     Due to officer                                  24,400                  -
                                           ------------------------------------

       Net cash provided by (used in)
       financing activities                        (322,258)           143,500
                                           ------------------------------------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                      (233,395)           274,370

CASH AND CASH EQUIVALENTS -

    BEGINNING OF PERIOD                             272,843            249,993
                                          -------------------------------------


CASH AND CASH EQUIVALENTS - END OF PERIOD $          39,448      $     524,363
                                          =====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:

         Interest paid                    $           4,340      $           -
                                          =====================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

     Preferred stock issued for land
     and coal reserves                    $     14,045,079       $           -
                                          ====================================




               The accompanying notes are an integral part of the
                        condensed financial statements.

                       KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2005 AND 2004


NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the six months ended March 31, 2005 may not be indicative of the results for the entire year.

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

                       KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The operations of First Washington were included in the consolidated statements of income for the year ended September 30, 2002 from the date of inception May 17, 2002 to September 30, 2002. There was no predecessor entity of First Washington. The fair value of the transaction was recorded based on the number of shares issued to First Washington (2,000,000) at the fair value of the stock of Volt on the date of acquisition net of a discount since the stock issued in the acquisition was restricted stock ($1.50). The cost of the net assets purchased and liabilities assumed approximated zero, however, the value of $3,000,000 was based on the mortgage company's future earnings. The Company acquired Opportunity Knocks, LLC. during the third fiscal quarter of 2002 to rehab HUD homes and other properties in Washington, D.C., Maryland and Virginia under the HUD Gift Program. This acquisition was done simultaneously with the acquisition of First Washington, and Opportunity Knocks is a wholly owned subsidiary of the Company.

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

                       KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated balance sheet for March 31, 2005 and condensed consolidated statements of income and cash flows for the six months ended March 31, 2005 includes Kore Holdings, Inc. and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

                       KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004

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

Advertising

Advertising costs are typically expensed as incurred. Advertising expense was approximately $181 and $10,720 for the six months ending March 31, 2005 and 2004, respectively.

 Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

                       KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


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

The following is a reconciliation of the computation for basic and diluted EPS:

                                                        2005          2004

            Net income loss                          $  (8,740)    $ 172,564

            Weighted-average common shares
              outstanding
                 Basic                               4,919,422     4,469,422

            Weighted average common stock
              equivalents
                 Stock options                               -             -
                 Warrants                                    -             -
                                                     ------------------------

            Weighted-average common
              shares outatanding
                 Diluted                             4,919,422      4,469,422
                                                     ========================

The  Company  has no  potentially  dilutive  securities,  such as options or
warrants  currently                   issued and outstanding.

                       KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement has been considered when determining impairment of goodwill in certain transactions. During fiscal 2004, the Company recognized $31,840 of goodwill acquired in the Yosemite transaction. There was an impairment of goodwill during the six months ended March 31, 2005 of $31,840 upon the disposition.

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

                       KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the fourth quarter of fiscal year 2005 and thereafter.

Reclassifications

Certain amounts for the six months ended March 31, 2004 have been reclassified to conform with the presentation of the March 31, 2005 amounts. The reclassifications have no effect on net income for the six months ended March 31, 2004.

                       KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE 3-  PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at March 31, 2005:

                  Wind Farm                                $5,700,000
                  Furniture and fixtures                        8,001
                  Computer and office equipment                84,459

                  Less:  accumulated depreciation          __ (52,332)
                  Net book value                           $5,740,128

Depreciation expense for the six months ended March 31, 2005 and 2004 was $10,196 and $14,565, respectively. There is no depreciation recognized on the Wind Farm as it is non operational until placed in service.

The Company upon acquisition of the Wind Farm, has classified this asset under property and equipment. The Wind Farm consists of hundreds of nonoperational turbines located in California. The Company has received independent valuations on the Wind Farm that have valued it in excess of $14,000,000. The Company would need to spend in excess of $5,000,000 to bring these assets into operational use, at which time the Company would depreciate them over their estimated useful life of 40 years. Consequently, there is no depreciation recognized on the Wind Farm for the six months ended March 31, 2005 and 2004.

NOTE 4-  INTANGIBLE ASSET

The Company in November 2003 issued 1,000 shares of its common stock valued at $500,000 for exclusive rights to distribute generators in northern California, Hawaii and other agreed territories. Additionally, the Company received the non-exclusive rights to acquire the generators at prevailing wholesale prices for distribution and the non-exclusive license to use the name, trademark and trade names of the manufacturer or distributor of the power generators. The license agreements are being amortized over the five year life. Amortization charged to expense for the six months ended March 31, 2005 was $50,000.

                       KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


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

NOTE 6-  STOCKHOLDERS' EQUITY

Common and Preferred Stock

On January 1, 2003, the Company issued a board resolution for the authorization of a new class of preferred stock, Class B Preferred Stock, no par value. The Company authorized the issuance of 125,000 shares of Class B Preferred Stock. On December 1, 2004 the Company authorized an additional 89,875,000 shares of its Class B Preferred Stock.

On July 1, 2003, First Washington issued a board resolution for the authorization of a new class of preferred stock, Class A Preferred Stock, no par value. First Washington authorized the issuance of 500,000 shares of Class A Preferred Stock.

In July 2003 (effective August 1, 2003), First Washington issued 500,000 shares of the Class A Preferred Stock, to acquire Yosemite Brokerage, Inc. ("Yosemite"). The acquisition was recorded for accounting purposes as a purchase acquisition. The transaction was valued at $200,000 ($.40 per share), which included goodwill of $31,840. As of January 1, 2005, the companies mutually agreed to rescind the agreement. All assets and liabilities were distributed to the owner and the shares were cancelled.

In November 2003, the Company issued 1,000,000 shares of common stock for an intangible asset (see Note 4). The value for the asset was $500,000.

The Company issued 13,635,999 shares of its Class B convertible preferred stock valued at $14,045,079.

                       KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE 7-  RELATED PARTY TRANSACTIONS

Yosemite Brokerage, rents space from its officer. The lease commenced February 1, 2000 and runs through January 31, 2005. The monthly rents commenced at $5,600 per month and calls for increase annually up to 3%. Rent expense for the six months ended March 31, 2005 and 2004 was $16,800 and $33,600, respectively. This agreement terminated January 1, 2005.

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

At March 31, 2005 and 2004, deferred tax assets consist of the following:

                                                  2005                   2004

   Net operating loss carryforwards            $ 530,640             $ 139,963
   Less:  valuation allowance                   (530,640)             (139,963)
                                               --------------------------------
                                               $      -0-            $      -0-
                                               =================================

At March 31, 2005 and 2004, the Company had federal net operating loss carryforwards in the approximate amounts of $1,608,000 and $424,129, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.