Form 10QSB/A
period 2005-03-31
KORE HOLDINGS, INC
filed 2005-05-24
CIK 1101137

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

RESULTS OF CONTINUING OPERATIONS

                                                   Six Months Ended
                                                        March 31

                                                 2005                2004

      Revenue                               $     201,741     $  1,212,216
      Cost of revenue                                   -          670,592
                                            ------------------------------

      Gross profit                                201,741          541,624
      Operating expenses                          242,799          369,060
                                            -------------------------------

      Income (Loss) from
          continuing operations                   (41,058)          172,564
      Income from discontinued
         Operations                                32,318                  -
                                            -------------------------------
      Net income (loss)                     $      (8,740)     $    172,564

      Gross profit margin                             100%               45%

      Income (Loss) per share from
         continuing operations              $       (0.01)     $       0.04

      Income (Loss) per share from
         discontinued operations            $        0.01      $       0.04

      Weighted average number of
         common shares outstanding              4,919,422         4,469,422

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

For the six months ended March 31, 2004, the Company generated $1,212,216 of revenue, $541,624 of gross profit, $172,564 of net income, and $0.04 in earnings per weighted average common share based upon a weighted average of 4,469,422 common shares outstanding. All of the Company's revenue for this period was from its mortgage business.

Revenue for the six months ended March 31, 2005, decreased $1,010,475 from the same period last year. Cost of revenue for the six months ended March 31, 2005, decreased $670,592 from the same period last year. Operating expenses for the six months ended March 31, 2005, decreased $126,261 from the same period last year. Income from continuing operations for the six months ended March 31, 2005, decreased $213,622 from the same period last year. In the six months ended March 31, 2005, income from discontinued operations increased $32,318 from the same period last year. In the six months ended March 31, 2005, net income decreased $184,304.

                                                      Three Months Ended
                                                              March 31

                                                         2005           2004

                    Revenue                        $     201,741   $   600,044
                    Cost of revenue                           -        529,198
                                                   ---------------------------

                    Gross profit                         201,741       300,508
                    Operating expenses                   194,213       163,177
                                                   ---------------------------
                    Income (loss) from
                    continuing operations                  7,528       137,331
                    Income from discontinued
                    Operations                            32,318             -
                                                   ---------------------------

                    Net income (loss)              $      39,846    $  137,331

                    Gross profit margin                      100%           50%

                    Income (Loss) per share from
                    continuing operations          $        0.01    $     0.03

                    Income (Loss) per share from
                    discontinued operations        $        0.01    $     0.03

                    Number of common shares
                    Outstanding                        4,919,422     4,919,422

For the three months ended March 31, 2005, the Company generated $201,741, of revenue, $7,528 of net income from continuing operations, one time income from discontinued operations of $32,318, net income of $39,846 and $0.01 in earnings per fully diluted common share based upon 4,919,422 fully diluted common shares outstanding. All of the Company's revenue for this period was from its mortgage business.

For the three months ended March 31, 2004, the Company generated $600,044 of revenue, $300,508 of gross profit, $137,331 of net income, and $0.03 in earnings per fully diluted common share based upon 4,919,422 fully diluted common shares out standing. All of the Company's revenue for this period was from its mortgage business.

Revenue for the three months ended March 31, 2005, decreased $398,303 from the same period last year. Cost of revenue for the three months ended March 31, 2005, decreased $299,536 from the same period last year. Operating expenses for the three months ended March 31, 2005, increased $31,036 from the same period last year. Income from continuing operations for the three months ended March 31, 2005, decreased $129,803 from the same period last year. In the three months ended March 31, 2005, income from discontinued operations increased $32,318 from the same period last year. In the three months ended March 31, 2005, net income decreased $97,485.

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

NONE

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

NONE

Item 5.  Other Information.

The Company is still in the due diligence phase of the purchase of the Franklin Hydro facility located in Malone, New York.

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
                               (Registrant)
 Date May 24, 2005             /s/Denis C. Tseklenis
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

                      KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
                        STATEMENTS OF INCOME (OPERATIONS)
                        SIX MONTHS AND THREE MONTHS ENDED
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

                       KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004


NOTE 3-  PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at March 31, 2005:

                  Wind Farm                                $5,700,000
                  Furniture and fixtures                        8,001
                  Computer and office equipment                84,459

                  Less:  accumulated depreciation             (52,332)
                                                           ----------
                  Net book value                           $5,740,128
                                                           ==========

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