Form 10QSB
period 2005-06-30
KORE HOLDINGS, INC
filed 2005-08-26
CIK 1101137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2005

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from ________________ to _________________

                           Commission file number  0-28555

                               KORE HOLDINGS, INC.
  -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                   86-0960464
        ------------------                      ----------------------------
    (State or other jurisdiction              (IRS Employer Identification No.)
   of incorporation or organization)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,919,422 Common Shares $0.001 par value as of June 30, 2005

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

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

RESULTS OF CONTINUING OPERATIONS

                                                     Nine Months Ended
                                                           June 30

                                                   2005                2004

   Revenue                                   $    339,267           $ 2,140,293
   Cost of operations                                   -             1,209,224
                                             ------------           -----------
   Gross profit                                   339,267               931,069
   Operating Expenses                             411,242               754,545
                                             ------------           -----------
   Income (loss) from
   continuing operations                          (71,975)              176,544
   Income from discontinued
   operations                                      32,318                     -
                                             ------------           -----------

   Net income (loss)                         $    (39,657)          $   176,544
                                             ============           ===========
   Gross profit margin                                100%                   44%
   Basic  income  (loss)  per share of
   from continuing operations                $      (0.01)          $      0.04
                                             ============           ===========
   Diluted  income  (loss)  per  share
   from continuing operations                $      (0.01)          $      0.04
                                             ============           ===========
   Basic income  (loss) per share from
   discontinued operations                   $       0.01           $         -
                                             ============           ===========
   Diluted  income  (loss)  per  share
   from discontinued operations              $       0.01           $         -
                                             ============           ===========
   Weighted average number of
   common shares outstanding                    4,919,422             4,752,755

For the nine months ended June 30, 2005, the Company generated $339,267 of revenue, $339,267 of gross profit, $(71,975) of net loss from continuing operations, $32,318 in income from discontinued operations, a net loss of $(39,657) and $(0.01) in basic loss per common share from continuing operations based upon a weighted average of basic common shares of 4,919,422 outstanding. All of the Company's revenue for this period was from its mortgage business.

For the nine months ended June 30, 2004, the Company generated $2,140,293 of revenue, $931,069 of gross profit, $176,544 of net income, and $0.04 in basic income per common share from continuing operations based upon a weighted average of basic common shares of 4,752,775 outstanding. All of the Company's revenue for this period was from its mortgage business.

Revenue for the nine months ended June 30, 2005, decreased $1,801,026 from the same period last year. Cost of operations for the nine months ended June 30, 2005, decreased $1,209,224 from the same period last year. This decrease is a result of reporting revenue net of commissions. Operating expenses for the nine months ended June 30, 2005, decreased $434,242 from the same period last year. Income (loss) from continuing operations for the nine months ended June 30, 2005, decreased $248,519 from the same period last year. In the nine months ended June 20,2005 the Company had a one time gain from continuing operations of $32,318 resulting form the closing of its mortgage business in the Central Valley of California.

The Company attributes the decrease in revenue and operating expenses for the nine months ended June 30, 2005, to the closing of its mortgage business in the Central Valley in California and intends to reopen.

                               Three Months Ended
                                     June 30

                                                    2005                2004

   Revenue                                       $    137,528      $    928,077
   Cost of operations                                       -           538,632
                                                 ------------      ------------
   Gross profit                                       137,528           389,445
   Operating Expenses                                 168,445           385,465
                                                 -------------     ------------
   Income (loss) from
   continuing operations                             (30, 917)            3,980
   Income from discontinued
   operations                                               -                 -
                                                 ------------     -------------

   Net income (loss)                             $   (30, 917)    $       3,980
                                                 ============     =============
   Gross profit margin                                    100%              44%
   Basic  income  (loss)  per share of
   from continuing operations                    $      (0.01)    $        0.00
                                                 ============     =============
   Diluted  income  (loss)  per  share
   from continuing operations                    $      (0.01)    $        0.00
                                                 ============     =============
   Basic income  (loss) per share from
   discontinued operations                       $          -     $           -
                                                 ============     =============
   Diluted  income  (loss)  per  share
   from discontinued operations                  $          -     $           -
                                                 ============     =============
   Weighted average number of
   common shares outstanding                        4,919,422         4,752,755

For the three months ended June 30, 2005, the Company generated $137,528 of revenue, $137,528 of gross profit, $(30,917) of net loss from continuing operations and $(0.01) in basic loss per common share from continuing operations based upon a weighted average of basic common shares of 4,919,422 outstanding. All of the Company's revenue for this period was from its mortgage business.

For the three months ended June 30, 2004, the Company generated $928,077 of revenue, $398,445 of gross profit, $3,980 of net income, and $0.00 in basic loss per common share from continuing operations based upon a weighted average of basic common shares of 4,919,422 outstanding. All of the Company's revenue for this period was from its mortgage business.

Revenue for the three months ended June 30, 2005, decreased $790,549 from the same period last year. Cost of operations for the three months ended June 30, 2005, decreased $538,632 from the same period last year. This decrease is a result of reporting revenue net of commissions. Operating expenses for the three months ended June 30, 2005, decreased $217,025 from the same period last year. Income (loss) from continuing operations for the three months ended June 30, 2005, decreased $34,897 from the same period last year.

The Company attributes the decrease in revenue and operating expenses for the three months ended June 30, 2005, to the closing of its mortgage business in the Central Valley in California and intends to reopen.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending or threatened legal proceedings against the Company or any of its subsidiaries.

Item 2.  Changes in Securities.

NONE

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

NONE

Item 5.  Other Information.

Pending branch offices and acquisitions are under legal and accounting review .

Item 6.  Exhibits and Reports on Form 8-K.

INDEX TO EXHIBITS.

EXHIBIT
NUMBER     DESCRIPTION OF DOCUMENT
-------------------------------------------------------
     1     Kore Holdings Inc AND SUBSIDIARIES FINANCIAL STATEMENTS

On January 19, 2005, the Company filed a Form 8-K/A with the Securities and Exchange Commission. In a Form 8-K dated May 30, 2002, filed with the Securities and Exchange Commission on May 30, 2002, the Company reported the acquisition of First Washington Financial Corporation, a Nevada corporation. The purpose of the Form 8-K/A filed January 19, 2005 was to file financial statements relating to the event reported May 30, 2002.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Kore Holdings Inc.
                                      (Registrant)
 Date August 26, 2005                 /s/Denis C. Tseklenis
                                      Denis C. Tseklenis
                                      Chief Executive Officer
                                      Chairman of the Board

EXHIBIT ONE






                       KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)

                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                             JUNE 30, 2005 AND 2004

                       KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):


BALANCE SHEET AS OF JUNE 30, 2005 (UNAUDITED)

STATEMENTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)


STATEMENTS OF CASH FLOWS FOR NINE MONTHS ENDED
 JUNE 30, 2005 AND 2004 (UNAUDITED)


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           BALANCE SHEET (UNAUDITED)
                              KORE HOLDINGS, INC.


                                    ASSETS

                                                                  (UNAUDITED)
                                                                    JUNE 30,
                                                                     2005
                                                                 ------------
CURRENT ASSETS
    Cash and cash equivalents                                    $      39,959
    Prepaid expenses and other assets                                    1,875
                                                                 -------------

                 Total current assets                                   41,834
                                                                 -------------

PROPERTY AND EQUIPMENT - Net                                         5,737,457

OTHER ASSETS
    Land and coal reserves                                          14,045,079
    Restricted cash                                                    234,240
    Goodwill                                                         2,827,572
    Licenses, net of amortization                                      333,334
                                                                 -------------

                 Total other assets                                 17,440,225
                                                                 -------------

TOTAL ASSETS                                                     $  23,219,516
                                                                 =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   (UNAUDITED)
                                                                     JUNE 30,
                                                                       2005
                                                                 -------------
CURRENT LIABILITIES
    Accounts payable and accrued expenses                        $      27,967
    Due to officer                                                      24,400
                                                                 -------------

                       Total current liabilities                        52,367
                                                                 -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Class A Preferred Stock, $.001 par value,
   10,000,000 shares authorized at
   March 31, 2005 and 1,000,000 issued and
   outstanding at March 31, 2005                                         1,000

   Class B Preferred Stock , no par value,
   90,000,000 shares authorized at March
   31, 2005, and 13,635,999
   shares issued and outstanding at March 31, 2005                           -

   First Washington Class A Preferred Stock,
   no par value, 500,000 shares authorized at
   March 31, 2005 and 500,000 shares issued
   and outstanding at March 31, 2005                                         -

   Common stock, $.001 par value 400,000,000
   shares authorized at March 31, 2005
   and 4,919,422 shares
   issued and outstanding at March 31, 2005                              4,919

   Additional paid-in capital                                       28,142,066
   Accumulated deficit                                              (4,980,836)
                                                                 -------------

          Total stockholders' equity                                23,167,149
                                                                 -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  23,219,516
                                                                 =============


     See accompanying notes to condensed consolidated financial statements.

                        STATEMENTS OF OPERATIONS (UNAUDITED)
                               KORE HOLDINGS, INC.

                                  NINE MONTHS ENDED        THREE MONTHS ENDED
                                      JUNE 30,                   JUNE 30,
                                2005          2004          2005          2004
                              -------       --------      --------      -------

OPERATING REVENUE          $  339,267   $   2,140,293   $  137,528   $  928,077


COST OF OPERATIONS                  -       1,209,224            -      538,632
                           ----------   -------------   ----------   ----------

GROSS PROFIT                  339,267         931,069      137,528      389,445

OPERATING EXPENSES

   General and
     administrative           325,375         732,678      140,774      366,351

   Depreciation and
     Amortization              85,867          21,847       27,671       19,114
                           ----------   -------------    ---------   ----------


  Total operating expenses    411,242         754,525      168,445      385,465
                           ----------   -------------    ---------   ----------

INCOME (LOSS) BEFORE
   INCOME TAXES               (71,975)        176,544      (30,917)       3,980

  Provision for income taxes        -               -            -            -
                           ----------   -------------    ---------   ----------

INCOME (LOSS) FROM
   CONTINUING OPERATIONS      (71,975)        176,544      (30,917)       3,980


  Income from discontinued
     operations (net of
     income taxes)             32,318               -            -            -
                           ----------   -------------    ---------   ----------

NET INCOME (LOSS)          $  (39,657)  $     176,544    $ (30,917)  $    3,980
                           ==========   =============    =========   ==========


BASIC AND DILUTED INCOME
   (LOSS) PER SHARE

  Basic from continuing
    operations             $    (0.01)  $        0.04    $   (0.01)  $     0.00
                           ==========   =============    =========   ==========

  Diluted from continuing
    operations             $    (0.01)  $        0.04    $   (0.01)  $     0.00
                           ==========   =============    =========   ==========

  Basic from discontinued
    operations             $     0.01   $           -    $       -   $        -
                           ==========   =============    =========   ==========

  Diluted from discontinued
    operations             $     0.01   $           -    $       -   $        -
                           ==========   =============    =========   ==========


WEIGHTED AVERAGE NUMBER OF
BASIC COMMON SHARES
OUTSTANDING                 4,919,422       4,752,755    4,919,422    4,919,422
                           ==========   =============    =========   ==========

WEIGHTED AVERAGE NUMBER OF
DILUTED COMMON SHARES
OUTSTANDING                 4,919,422       4,752,755    4,919,422    4,919,422
                           ==========   =============    =========   ==========


     See accompanying notes to condensed consolidated financial statements.

                       STATEMENT OF CASH FLOW (UNAUDITED)
                               KORE HOLDINGS, INC.

                                                      2005            2004
                                              -----------------  -------------

CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:

   Net income (loss)                          $      (71,975)    $     176,544
                                              --------------     -------------
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:

     Depreciation and amortization                    85,867            21,847

  Changes in assets and liabilities

     (Increase) decrease in commissions
     and accounts receivable                          47,874          (260,662)

     (Increase) in prepaid assets                     (1,875)                -

     Increase (Decrease) in accounts
     payable and accrued liabilities                 (31,871)          133,491
                                              --------------     -------------

     Total adjustments                                99,995          (105,324)
                                              --------------     -------------

     Net cash provided by operating
       activities - continuing
       operations                                     28,020            71,220
                                              --------------     -------------

Discontinued Operations:

     Income from discontinued operations             32,318                  -

     Impairment of goodwill                          31,840                  -
                                              -------------      -------------


     Net cash provided by operating
     activities - discontinued operations            64,158                  -
                                              -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Capital expenditures (net)                      (6,544)                 -
                                              -------------      -------------


       Net cash used in investing activities         (6,544)                 -
                                              -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Contributions of equity                          3,740             58,600

     Dividends distribution, net                   (346,658)                 -

     Due to officer                                  24,400                  -
                                              -------------      -------------

       Net cash provided by (used in)
       financing activities                        (318,518)            58,600
                                              -------------      -------------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                      (232,884)           129,820

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                             272,843            249,993
                                              -------------      -------------

CASH AND CASH EQUIVALENTS -
    END OF PERIOD                             $      39,959      $     379,813
                                              =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:

     Interest paid                            $       4,340      $           -
                                              =============      =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

     Preferred stock issued for land
     and coal reserves                        $  14,045,079      $           -
                                              =============      =============




               The accompanying notes are an integral part of the
                        condensed financial statements.

                       KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2005 AND 2004


NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

                  The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the nine months ended June 30, 2005 may not be indicative of the results for the entire year.

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

                       KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                             JUNE 30, 2005 AND 2004


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

                  In July 2003 (effective August 1, 2003), First Washington acquired Yosemite Brokerage, Inc. ("Yosemite"), a California corporation for 500,000 shares of First Washington Class A Preferred Stock. The acquisition was recorded for accounting purposes as a purchase acquisition. The Company valued this transaction at $200,000 ($.40 per share), which included the recognition of $31,840 in goodwill. Yosemite was disposed of in the second quarter ended March 31, 2005

                  The Company has three other power related wholly-owned subsidiaries, Sun Volt, Inc., Sun Electronics, Inc. and Arcadian Renewable Power, Inc. Arcadian Renewable Power, Inc. is the corporation that holds the Altamont Wind Farm in the Altamont Pass in Livermore, California.

                       KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                             JUNE 30, 2005 AND 2004


NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Principles of Consolidation

                  The condensed consolidated balance sheet for June 30, 2005 and condensed consolidated statements of income and cash flows for the nine months ended June 30, 2005 includes Kore Holdings, Inc. and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

                       KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                             JUNE 30, 2005 AND 2004

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

                  Advertising

                  Advertising costs are typically expensed as incurred. Advertising expense was approximately $194 and $444 for the nine months ending June 30, 2005 and 2004, respectively.

                  Income Taxes

                  The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

                       KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                             JUNE 30, 2005 AND 2004


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

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                        2005         2004
                                                     ----------     --------

                  Net income (loss)                  $    (39,657)  $  176,544

                  Weighted-average common shares
                  Outstanding (Basic)                   4,919,422    4,919,422

                  Weighted-averge common stock
                  Equivalents
                      Stock options                             -            -
                      Warrants                                  -            -
                                                     ------------    ---------

                  Weighted-average common shares
                  Outatanding (Diluted)                 4,919,422    4,919,422
                                                     ============    =========

                  The Company has no potentially dilutive securities, such as options or warrants currently issued and outstanding.

                       KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                             JUNE 30, 2005 AND 2004


NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Recent Accounting Pronouncements

                  In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement has been considered when determining impairment of goodwill in certain transactions. During fiscal 2004, the Company recognized $31,840 of goodwill acquired in the Yosemite transaction. There was an impairment of goodwill during the nine months ended June 30, 2005 of $31,840 upon the disposition.

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

                       KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                             JUNE 30, 2005 AND 2004


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


                  Reclassifications

                  Certain amounts for the nine months ended June 30, 2004 have been reclassified to conform with the presentation of the June 30, 2005 amounts. The reclassifications have no effect on net income for the nine months ended June 30, 2004.

                       KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                             JUNE 30, 2005 AND 2004


NOTE 3-  PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at June 30, 2005:

                  Wind Farm                                      $5,700,000
                  Furniture and fixtures                              8,001
                  Computer and office equipment                      84,459
                                                                 ----------

                  Less:  accumulated depreciation                   (55,003)
                                                                 ----------
                  Net book value                                 $5,737,457
                                                                 ==========

                  Depreciation expense for the nine months ended June 30, 2005 and 2004 was $10,867 and $21,847, respectively. There is no depreciation recognized on the Wind Farm as it is non operational until placed in service.

                  The Company upon acquisition of the Wind Farm, has classified this asset under property and equipment. The Wind Farm consists of hundreds of nonoperational turbines located in California. The Company has received independent valuations on the Wind Farm that have valued it in excess of $14,000,000. The Company would need to spend in excess of $5,000,000 to bring these assets into operational use, at which time the Company would depreciate them over their estimated useful life of 40 years. Consequently, there is no depreciation recognized on the Wind Farm for the nine months ended June 30, 2005 and 2004.

NOTE 4-  INTANGIBLE ASSET

                  The Company in November 2003 issued 1,000 shares of its common stock valued at $500,000 for exclusive rights to distribute generators in northern California, Hawaii and other agreed territories. Additionally, the Company received the non-exclusive rights to acquire the generators at prevailing wholesale prices for distribution and the non-exclusive license to use the name, trademark and trade names of the manufacturer or distributor of the power generators. The license agreements are being amortized over the five year life. Amortization charged to expense for the nine months ended June 30, 2005 was $75,000.

                       KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                             JUNE 30, 2005 AND 2004


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

                       KORE HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
                             JUNE 30, 2005 AND 2004


NOTE 7-  RELATED PARTY TRANSACTIONS

                  Yosemite Brokerage, rents space from its officer. The lease commenced February 1, 2000 and runs through January 31, 2005. The monthly rents commenced at $5,600 per month and calls for increase annually up to 3%. Rent expense for the nine months ended June 30, 2005 and 2004 was $16,800 and $50,400, respectively. This agreement terminated January 1, 2005.

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

                  At June 30, 2005 deferred tax assets consist of the following:

                                                                 2005
                  Net tax deferred assets                     $ 316,000
                  Less:  valuation allowance                   (316,000)
                                                              ----------

                                                              $      -0-


                  At June 30, 2005 the Company had federal net operating loss carryforwards in the approximate amounts of $790,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.