Form 10KSB
period 2005-09-30
KORE HOLDINGS, INC
filed 2006-02-17
CIK 1101137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED SEPTEMBER 30, 2005

                                     0-28555
                            (Commission file number)

                               KORE HOLDINGS, INC.
                 (Name of small business issuer in its charter)

            Nevada                                        86-0960464
   (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                 Identification Number)

41667 Yosemite Pines Drive, Oakhurst, CA 93644             93644
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number is:  (559) 692-2474

                                       N/A
          (Former name or former address, if changed since last report)

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

The issuer's revenues for the most recent fiscal year were $1,814,623.

The aggregate value of the voting stock held by non-affiliates as of September 30, 2005, was $2,122,965.75.

The number of shares outstanding of the issuer's common equity as of September 30, 2005 was 4,919,422, $.001 Par Value.

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

On March 29, 2004, the Company, through its wholly owned subsidiary Sun Volt, acquired title to coal tract #4 of the Fiatt coal mine in Fulton County, Illinois. The tract consists of approximately 100 acres of land and surface area with a tonnage of 4,356,000 tons of coal fines having a thickness of a 50 foot average using 200 pounds/sht tn and which are certified and appraised at $69,696,020. To purchase the coal tract, the Company issued 13,635,999 shares of its Class B Convertible Nonvoting Preferred Stock valued at $14,045,079, convertible at one share of preferred stock for one share of the Company's common stock, and the issuance of Sun Volt Series A Nonvoting Preferred Stock which guarantees the payment by Sun Volt of $4.00 per ton of all coal sold as essentially a royalty out of which $1.00 per ton of sold coal goes to Sun Volt which is in addition to any revenue to Sun Volt after all costs of goods sold, overhead and the payment of the other royalties.

On June 7, 2005, the Company, through its wholly owned subsidiary, First Washington, acquired Mortgage American Bankers, LLC, a Maryland limited liability company ("MAB"), engaged in the mortgage origination business in the Washington D. C. area which became a wholly owned subsidiary of First Washington. First Washington issued 500,000 shares of its Class B non-voting convertible stock in exchange for Mortgage American Bankers, LLC. The First Class B non-voting convertible shares are convertible into common shares of First Washington at the sole discretion of First Washington. The acquisition of MAB is deemed an acquisition of a significant subsidiary because it met a condition under Section 210.3-05 of Regulation SX.

The Company

The Company is a holding company formed in the Sate of Nevada whose subsidiaries include Arcadian, Sun Volt, Sun Electronics, First Washington, Opportunity Knocks and MAB.

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

The Company is in the planning stages to re-power and activate its Wind Farm. In 2003, Pacific Gas and Electric Company emerged from Chapter 11 Reorganization proceedings thereby eliminating one obstacle to re-powering the Wind Farm. However, the State of California has not yet established regulations for the re-powering of wind farms pursuant to California's Renewals Portfolio Standard law ("RPS"). The Company is working with industry groups to obtain RPS implementation rules critical to the success of wind energy

Sun Electronics is conducting Photovoltaics research and development and other solar and energy related technologies.

Sun Volt is currently engaged in the sale and construction of alternative energy products and power from generators and other sources of co-generation and the development and the sale of coal recourses discussed below under the heading "The Coal Business".

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

The Coal Business

The Company determined in 2004 that coal would be a profitable commodity in the energy sector in future years because of the increased prices and demand resulting from public and private utilities modifying their power plants from natural gas to coal. The United States Produces in excess of 50% of it's electricity from coal and will continue to do so well into the future and coal will continue to be used for furnace heating in the manufacture of cement and other products. The Company is negotiating a number of coal acquisitions and projects. The Company has determined that the most profitable segment of the industry is the reclamation of coal fines that are estimated at over 2 Billion tons.

The real property and coal is in the heart of the Western Illinois coal fields, commonly known as the " Western Coal District" including all of Knox, Stark, Peoria, and Fulton Counties. These fields have been recognized as the earliest and largest known coal-bearing regions in the United States. They were part of the once active Truax-Traer Mining Company lands, when during the active mining period from 1920 to the middle 1940's, all coal materials mined that were less than two inches in size were considered coal fines and were then deposited on the site. The Truax company also brought in coal fines from other remote mining activities in a ten mile radius of the Fiatt site and deposited them in the "coal" piles on the Fiatt acreage. This method of coal fines disposal accounts for the massive deposits of recoverable coal reserves on the property. The Company will market the coal through its subsidiary Sun Volt. The company determined in 2004 that coal would be a profitable commodity in the energy sector in future years because of the increased prices and demand resulting from public and private utilities modifying their power plants from natural gas to coal. The United States Produces in excess of 50% of its electricity from coal and will continue to do so and coal will continue to be used for furnace heating in the manufacture of cement and other products. The Company is negotiating a number of other coal acquisitions and projects. The Company has determined that the most profitable segment of the industry is the reclamation of coal fines that are estimated at over 2 Billion tons. There are a number of environmental and permitting issues that need to be resolved by the Company before coal can be shipped from the site. These issues are currently being addressed but no definitive timetable for clearance has yet been released by the State of Illinois. The Company is currently updating an engineering study which will enable the issuance of site permits and reclamation bond in order to start shipments and processing of the coal.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended September 30, 2005.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The company's Common Stock traded on the OTC Bulletin Board under the stock symbol "VOLT" until October, 2004 when its symbol changed to KORH. The following table sets forth the quarterly high and low closing bid prices for the Company's common stock for the periods indicated:


For the year ended September 30, 2004:

VOLT now KORH
                                                     High             Low
         Quarter ended December 31, 2003          $  2.90             2.25
         Quarter ended March 31, 2004                2.65             1.98
         Quarter ended June 30, 2004                 2.25             1.51
         Quarter ended September 30, 2004            1.37             1.00

For the year ended September 30, 2005:

VOLT now KORH:
                                                    High             Low
         Quarter ended December 31, 2004         $  1.60             1.02
         Quarter ended March 31, 2005               1.60              .95
         Quarter ended June 30, 2005                1.99             1.00
         Quarter ended September 30, 2005           1.19              .65

The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

Capital Stock and Holders of Capital Stock

As of September 30, 2005, the Company had three classes of capital stock outstanding; Common Stock, $.001 par value, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.. As of September 30, 2005, there were approximately 750 holders of record of the Company's Common Stock, one holder of record of 1,000,000 shares the Company's Series A Convertible Preferred Stock and three holders of record of 13,635,999, the Company's Series B Convertible Preferred Stock. The Company's Series A Convertible Preferred Stock is convertible into the Company's common stock at the ratio of five shares of the Company's Common Stock for each share of the Company's Series A Convertible Preferred Stock. The Company's Series B convertible Preferred Stock is convertible into the Company's common stock at the ratio of one share of the Company's common Stock for each share of the Company's Series B Convertible Preferred Stock.

As of September 30, 2005, the Company's subsidiary, First Washington, has one class of capital stock outstanding; Common Stock, no par value and Series B 10 % Non-Cumulative Convertible Preferred Stock. The Company owns 10,000,000 shares of First Washington's Common Stock, no par value. First Washington has issued 500,000 shares of Series B 10% Non-Cumulative Convertible Preferred Stock which is convertible into First Washington's Common Stock at the ratio of one share of First Washington's Common Stock for each share of First Washington's Series A 10% Non-Cumulative Convertible Preferred Stock at the option of the First Washington. There are two owners of First Washington's Series B 10% Non-Cumulative Convertible Preferred Stock.

As of September 30, 2005, the Company's subsidiary, Sun Volt, has one class of capital stock outstanding; Common Stock, no par value and Series A Preferred Stock. Sun Volt Series A Nonvoting Preferred Stock guarantees the payment by Sun Volt of $4.00 per ton of all coal sold by it (See discussion under in Part I, Item One, Description of Business, History and The Coal Business set forth above which is incorporated herein by reference) as a preferred dividend out of which $1.00 per ton of sold coal goes to Sun Volt which is in addition to any revenue to Sun Volt after all costs of goods sold, overhead and the payment of the other royalties.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities

Sales of securities by the Company and its subsidiaries within the past three years without registration under the Securities Act were as follows:

With respect to such sales within the fiscal years ended September 30, 2004 and 2003 see Note 6 to the Company's Consolidated Financial Statements contained herein. Each share of the Company's Series A Voting Convertible Preferred Stock referred to in Note 6 is convertible into five shares of the Company's common stock at the option of the holder(s) thereof. Each share of First Washington's Series A 10% Non-Cumulative Convertible Preferred Stock referred to in Note 6 is convertible into four shares of First Washington's common stock at the option of the holder(s) thereof. First Washington's Series A 10% Non-Cumulative Convertible Preferred stock was retired in 2005. With respect to such sales within the fiscal year ended September 30, 2005 see Notes 7 and 8 to the Company's Consolidated Financial Statements contained herein. Additionally, as of September 30, 2005, the Company's subsidiary, Sun Volt, has one class of capital stock outstanding; Common Stock, no par value and Series A Preferred Stock. Sun Volt Series A Nonvoting Preferred Stock guarantees the payment by Sun Volt of $4.00 per ton of all coal sold by it (See discussion under in Part I, Item One, Description of Business, History and The Coal Business set forth above which is incorporated herein by reference) as a preferred dividend out of which $1.00 per ton of sold coal goes to Sun Volt which is in addition to any revenue to Sun Volt after all costs of goods sold, overhead and the payment of the other royalties.

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


Management Discussion Snapshot

The following table sets forth certain of the Company's summary selected operating and financial data. The following table should be read in conjunction with all other financial information and analysis presented herein including the Audited Financial Statements for the Years Ended September 30, 2005 and September 30, 2004.

              Summary Selected Statements of Profits and Losses and Financial Data which is Derived From Our Audited Financial Statements

                                                                   Reclassified
                                            2005                        2004
                                      ----------------          ----------------
Operating revenue                         $1,814,623                 $  67,500
Cost of operations                         $ 921,827                   $     -
Gross profit                               $ 892,796                 $  67,500
Total operating expenses                  $1,013,684                 $ 229,576
Loss before income taxes                   $(120,888)                $(162,076)
Provision for income taxes                   $     -                   $     -
Loss from continuing operations            $(120,888)                $(162,076)
Income from discontinued operations          $   478                 $ 243,270
Net income (loss)                          $(120,888)                $  81,194
Basic income (loss) per share from
   continuing operations                    $  (0.02)                 $   0.02
Diluted income (loss) per share from
   continuing operations                    $  (0.02)                 $   0.02
Basic income (loss) per share from
   discontinued operations                  $   0.00                  $    0.02
Diluted income (loss) per share from
   discontinued operations                  $   0.00                  $    0.02
Weighted average shares outstanding        4,919,422                  4,752,775
Current assets                            $  458,562                 $  306,568
Property and equipment                   $ 5,722,336                $ 5,789,769
Other assets                            $ 17,180,985                $ 3,501,986
Total assets                            $ 23,361,883                $ 9,598,323
Total liabilities                         $  242,447                  $  61,838
Total stockholders' equity              $ 23,119,436                $ 9,536,485
Total liabilities and stockholders'
   equity                               $ 23,361,883                $ 9,598,323

Results of Operations

         Revenue and Expenses

For the year ended September 30, 2005, the Company had revenue of $1,814,623, a net loss of $(120,888) and a net loss per common share on continuing operations of $(0.02) based on a weighted average of 4,919,422 common shares outstanding. All of the Company's revenue was generated from its mortgage business. The Company's revenue is not dependent on any key customers.

For the year ended September 30, 2004, the Company had reclassified revenue of $67,500, a net loss of $(162,270) from continuing operations before income from discontinued operations in the amount of $243,270, net income of $81,194 and basic income per common share of $0.02 based on a weighted average of 4,752,775 common shares outstanding. All of the Company's revenue was generated from its mortgage business. The Company's revenue is not dependent on any key customers. The Company's income was reclassified because of the discontinued operations of Yosemite Mortgage Company which also had the effect of increasing income form discontinued operations.

Revenue in the year ended September 30, 2005 was $1,814,623 compared to $67,500 in the year ended September 30, 2004. This is an increase of $1,882,123 from period to period. This increase in revenue is primarily attributable to the reclassification of revenue downward for the year ending September 30, 2004 because of the discontinued operations of the Company's subsidiary Yosemite Mortgage Company and the acquisition of Mortgage American Bankers LLC, a Maryland limited liability company which had substantial revenues.

Cost of operations in the year ended September 30, 2005 was $921,827 compared to $-0- in the year ended September 30, 2004. This is an increase of $921,827 from period to period. This increase in cost of revenue is primarily attributable to the discontinuation of Yosemite Mortgage Company.

Gross profit in the year ended September 30, 2005 was $892,796 compared to $67,500 in the year ended September 30, 2004. This is an increase of $411,667 from period to period. This increase in gross profit is primarily attributable to increased sales. Moreover, the Company believes that it has achieved a reduction of the rate of increase of cost of revenue. This increase in gross profit is primarily attributable to the reclassification of revenue downward for the year ending September 30, 2004 because of the discontinued operations of the Company's subsidiary Yosemite Mortgage Company and the acquisition of Mortgage American Bankers LLC, a Maryland limited liability company which had substantial revenues.

Operating expenses in the year ended September 30, 2005 were $1,013,684 compared to operating expenses of $229,576 in the year ended September 30, 2004. This is an decrease of $784,108 from period to period. This decrease in operating expenses is primarily attributable to the discontinued operations of Yosemite Mortgage Company and the acquisition of Mortgage American Bankers LLC, a Maryland limited liability company.

Loss from continuing operations in the year ended September 30, 2005 was $(120,888) compared to loss from continuing operations of $(162,076) in the year ended September 30, 2004. This decrease is primarily attributable to the acquisition of Mortgage American Bankers LLC, a Maryland limited liability company.

Income from discontinued operations in the year ended September 30, 2005 was $478 compared to income of $243,270 from discontinued operations in the year ended September 30, 2004. This is an decrease of $242,792 from period to period. This decrease in income from discontinued operations is primarily attributable to the discontinuation of the operations of Yosemite Mortgage Company.

Basic income (loss) per share on continuing operations for the year ended September 30, 2005 was $(0.02) compared to a gain per share of $0.02 for the year ended for the year ended September 30, 200. This is a decrease of $.05 from period to period. This decrease in income per share is primarily attributable to the cost associated with the acquisition of discontinued operations .

         Assets and Stockholders' Equity

Current Assets in the year ended September 30, 2005 were $458,562 compared to $306,568 in the year ended September 30, 2004. This is an increase of $151,994 from period to period. This increase in current assets is primarily attributable to increased sales, a reduction in the rate of increase of cost of revenue and operating expenses.

Other assets in the year ended September 30, 2005 were $17,180,985 compared to $3,501,986 in the year ended September 30, 2004. This is an increase of $13,678,999 from period to period. This increase is attributable to the acquisition of the acquisition of title to coal tract #4 of the Fiatt coal mine in Fulton County, Illinois. The tract consists of approximately 100 acres of land and surface area with a tonnage of 4,356,000 tons of coal fines having a thickness of a 50 foot average using 200 pounds/sht tn and which are certified and appraised at $69,696,020. the value was discounted to take into consideration the cost of permitting the removal and sale of the coal.

Total assets in the year ended September 30, 2005 were $23,361,883 compared to $9,598,323 in the year ended September 30, 2004. This is an increase of $13,763,560 from period to period. This increase is attributable primarily of the acquisition of title to coal tract #4 of the Fiatt coal mine in Fulton County, Illinois. The tract consists of approximately 100 acres of land and surface area with a tonnage of 4,356,000 tons of coal fines having a thickness of a 50 foot average using 200 pounds/sht tn and which are certified and appraised at $69,696,020. the value was discounted to take into consideration the cost of permitting the removal and sale of the coal.

Stockholders' equity in the year ended September 30, 2005 was $23,119,436 compared to $9,536,485 in the year ended September 30, 2004. This is an increase of $13,582,951 from period to period. This increase is primarily attributable to the acquisition of title to coal tract #4 of the Fiatt coal mine in Fulton County, Illinois. The tract consists of approximately 100 acres of land and surface area with a tonnage of 4,356,000 tons of coal fines having a thickness of a 50 foot average using 200 pounds/sht tn and which are certified and appraised at $69,696,020. the value was discounted to take into consideration the cost of permitting the removal and sale of the coal.
..

         Liabilities

Liabilities in the year ended September 30, 2005 were $242,447 compared to $61,838 in the year ended September 30, 2004. This is an increase of $180,609 from period to period. This increase is primarily attributable to the acquisition of title to coal tract #4 of the Fiatt coal mine in Fulton County, Illinois and the acquisition of Mortgage American Bankers, LLC.

         Working Capital

The following table sets forth a summary of the Company's working capital.

 AT SEPTEMBER  30:                                    2005            2004
 ---------------------------------------------  -------------- ---------------

 Current assets                                $     458,562  $      306,568
 Current liabilities                                 242,447          51,663
                                                -------------- ---------------
 Working capital                               $     216,115  $      254,905
                                               ============== ===============
 Current ratio                                          1.89            5.93

Working capital in the year ended September 30, 2005 was $216,115 compared to $254,905 in the year ended September 30, 2004. This is an decrease of $38,790 from period to period. This decrease is primarily attributable to the acquisition of title to coal tract #4 of the Fiatt coal mine in Fulton County, Illinois and the acquisition of Mortgage American Bankers, LLC.

         Cash Flow

The Company's cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows are summarized in the table below.

FOR THE YEARS ENDED SEPTEMBER 3O:                       2005           2004
-------------------------------------------------- --------------- -------------
Net cash provided by/(used in):
     Operating activities                          $     (254,685) $    (41,647)
     Discontinued operations, net                  $          478  $    243,270
     Investing activities                                  19,698        (3,133)
     Financing activities                                  47,663        58,600
Net change in cash and cash equivalents            $      257,090  $    257,090

Net cash provided by operating activities in the year ended September 30, 2005 was $(254,685) compared to net cash used in operating activities of $(41,647) in the year ended September 30, 2003. This is an increase of $305,932 from period to period. This increase is primarily attributable to the acquisition of title to coal tract #4 of the Fiatt coal mine in Fulton County, Illinois and the acquisition of Mortgage American Bankers, LLC.

Net income from discontinued operations in the year ended September 30, 2005 was $478 compared to $243,270 in the year ended September 30, 2004. This decrease of $242,792 is primarily due to the discontinuation of operations of Yosemite Mortgage Company.

Net cash used in investing activities in the year ended September 30, 2005 was $19,698 compared to $(3,133) in the year ended September 30, 2004. This is a increase of net cash used in investing activities of $22,831 from period to period. This increase is primarily attributable to the acquisition of title to coal tract #4 of the Fiatt coal mine in Fulton County, Illinois and the acquisition of Mortgage American Bankers, LLC.

Net cash provided by financing activities in the year ended September 30, 2005 was $47,663 compared to $58,600 in the year ended September 30, 2004. This is an decrease of $10,937 from period to period. This decrease is considered immaterial by the Company.

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

The Company is actively seeking to obtain the necessary permits to extract and sell its coal assets described above.

ITEM7. FINANCIAL STATEMENTS

(Financials need to be inserted in word format with correct page numbers by Lewis Ball in Word Format. Apparently Levine's office cannot supply these numbers in Word and only in Excel. They need to be converted and inserted. Also, the page numbers are not correct as when they are inserted, they will be different.)

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There have been no changes in or disagreements with the Company's accountants on any matter.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the Company's directors, executive officers, and certain key employees:

Name                         Age                    Position with the Company

Denis C. Tseklenis            56            Chairman, President, Chief Executive
                                               Officer and Secretary

Robert F. Rood                39            Director, Treasurer

James A. Sharon               55            Director

Bruce A. Persson              64            Director

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

Robert F. Rood Mr. Rood has been a director and the treasurer of the Company since March 17, 2002. Mr. Rood has been in the finance industry since 1991. Mr. Rood has managed and consulted and has served as a financial consultant for unions and REITS. In conjunction with Donaldson, Lufkin and Jeanerette, Mr. Rood participated in the designing of secondary market products. In 1997, Mr. Rood entered the mortgage lending industry at Wall Street Mortgage Corporation as head of the sales force and was responsible for promoting custom-made mortgage products and FHA lending. In 2000, Mr. Rood went to F&M Bank in Bethesda Maryland to start and supervise the newly formed wholesale mortgage division. When F&M Bank was acquired, Mr. Rood left to become manager of the Bethesda office of Fidelity & Trust Mortgage, Inc. In 2000, Mr. Rood helped found First Washington, now a wholly owned subsidiary of the Company.

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

Bruce Persson Mr.Persson has been a director of the Company since February13, 2002. Mr. Persson has owned and operated California Paving, Inc., a licensed paving contractor since 1993. Mr. Persson was a founder of the Bank of Madera, Oakhurst, California, and was a director of the bank until 1999. Mr. Persson has extensive experience in business and real estate development.

There are no family relationships among directors, or executive officers.

ITEM 10.  EXECUTIVE COMPENSATION

The Company paid absolutely no executive compensation for the fiscal year ended September 30, 2004 of any nature whatsoever.

In the fiscal year ended September 30, 2005, the Company paid Robert F. Rood, the Company's Treasurer annual compensation of $60,000. The Company paid no other executive compensation of any nature whatsoever in the fiscal year ended September 30, 2005.

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

10.1(1) Master Consulting Services Agreement dated as of July 28, 1999 between the Registrant and Integrated Information Systems, Inc.

10.2(1) Equipment Lease dated September 15, 1999 between the Registrant and Copelco Capital, Inc.

10.3(1)   Employment Agreement between the Registrant and Mark L. Eaker

10.4(1)   Employment Agreement between the Registrant and Keith M. Chesser

10.5(1)   1999 Incentive Stock Plan

16.1(1)   Letter on change in certifying accountant from Alvin H. Bender, CPA

16.2(1)   Letter on change in certifying accountant from Mark Shelley, CPA

16.3(2)   Letter on change in certifying accountants from Semple and Cooper, LLP

21.3      Subsidiaries of registrant.

31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Approximate aggregate fees rendered by our independent auditors, Bagall Josephs & Company, LLC, for the years ended September 30, 2002, 2001 are as follows:

                                      2005                       2004
                         ---------------------------    ------------------------


Audit Fees                          $ 20,500                  $ 31,240

Audit Related Fees                       -0-                       -0-

Tax Fees                               1,500                     3,000

All Other Fees                           -0-                       -0-
                         ---------------------------    ------------------------

TOTAL                               $ 21,500                  $ 34,240
                         ===========================    ========================

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KORE HOLDINGS, INC.
                                        (Registrant)

                                        /s/  Denis C. Tseklenis
                                        Chief Executive Officer
                                        Director
February 15, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

                                /s/  Denis C. Tseklenis
                                Director
                                February 15, 2006

                                s/  James A. Sharon
                                Director
                                February 15, 2006

                                /s/  Bruce Persson
                                Director
                                February 15, 2006


   KORE HOLDINGS, INC., AND SUBSIDIARIES
                     (FORMERLY VOLT, INC., AND SUBSIDIARIES)

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2005 AND 2004

                      KORE HOLDINGS, INC., AND SUBSIDIARIES
                     (FORMERLY VOLT, INC., AND SUBSIDIARIES)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004





                                                                     PAGE(S)


Report of Independent Registered Public Accounting Firm                F-1


Consolidated Financial Statements:


Balance Sheet as of September 30, 2005                                 F-2

Statement of Operations for the years ended
    September 30, 2005 and 2004                                        F-4

Statements of Changes in Stockholders' Equity
    (Deficit) for the years ended September 30, 2005
    and 2004                                                           F-5

Statements of Cash Flows for the years ended
    September 30, 2005 and 2004                                        F-6

Notes to the Consolidated Financial Statements                         F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Stockholders of
Kore Holdings, Inc., and Subsidiaries
Oakhurst, California

We have audited the accompanying consolidated balance sheets of Kore Holdings, Inc., and subsidiaries, (formerly Volt Inc. and Subsidiaries), (the "Company") as of September 30, 2005 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kore Holdings, Inc., and subsidiaries, (formerly Volt Inc., and subsidiaries) as of September 30, 2005, and the consolidated results of its operations, changes in stockholders' equity (deficit), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Gibbsboro, New Jersey

February 8, 2006

                      KORE HOLDINGS, INC AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005

                                     ASSETS





                                                                         2005
                                                                      ----------
Current Assets:
  Cash and cash equivalents                                           $  85,997
  Restricted cash                                                       234,240
  Commissions receivable                                                 39,009
  Prepaid expenses and other assets                                      99,316
                                                                      ----------
                        Total Current Assets                            458,562

Property and equipment, net                                           5,722,336

Other Assets:
  Land and coal reserves                                             14,045,079
  Goodwill                                                            2,827,572
  Licenses, net of amortization                                         308,334
                                                                     -----------
                        Total Other Assets                           17,180,985
                                                                     -----------
                        Total Assets                                $23,361,883
                                                                    ===========

        The accompanying notes are an integral part of the consolidated financial statements.
                                       F-2

                       KORE HOLDINGS, INC AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                               SEPTEMBER 30, 2005

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                        2005
                                                                      ----------
Current Liabilities:
  Accounts payable                                                   $ 199,724
  Due to officer                                                        42,723
                                                                     -----------
                Total Current Liabilities                              242,447

Commitments and Contingencies

Stockholders' Equity (Deficit):
  Class A Preferred Stock, $.001 par value,
  Class B Preferred Stock, no par value,
  10,000,000 shares authorized at September
  30, 2005 and 14,635,999 issued and
  outstanding at September 30, 2005                                      1.000

  First Washington Class A Preferred Stock, no
  par value, 15,000,000 shares authorized at
  September 30, 2005 and 500,000 issued and
  outstanding at September 30, 2005                                         50

  Common Stock, $.001 par value, 400,000,000
  shares authorized at September 30, 2005,
  and 4,919,422 issued at September 30, 2005                              4,919

  Additional paid-in capital                                         27,996,558
  Accumulated deficit                                                (4,883,091)
                                                                    ------------
      Total stockholders' equity (deficit)                           23,119,436
                                                                    ------------

  Total Liabilities and Stockholders'
  Equity (Deficit)                                                  $23,361,883
                                                                    ============


         The accompanying notes are an integral part of the consolidated financial statements.
                                       F-3

                       KORE HOLDINGS, INC AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2005

                                                                     (Restated)
                                                            2005        20043
                                                           ----------  --------

Revenue                                                  $ 1,814,023 $   67,500

Cost of Revenue                                              921,827          -
                                                          -----------  --------

Gross Profit                                                 892,796     67,500

Operating Expenses
   General and administrative                                897,019    123,908
   Depreciation and amortization                             116,665    103,668
   Bad debt expense                                                -      2,000
                                                           -----------  --------

          Total operating expenses                          1,013,684   229,576
                                                           -----------  -------
INCOME BEFORE INCOME TAXES                                   (120,888) (162,076)

   Provision for income taxes                                       -         -
                                                         -----------  --------

LOSS FROM CONTINUING OPERATIONS                             (120,888)  (162,076)

   Income from discontinued operations                           478    243,270
                                                        ------------   --------

NET INCOME (LOSS)                                        $  (120,410) $  81,194
                                                         ===========   ========

BASIS AND DILUTED INCOME (LOSS) PER SHARE:
   Basic from continuing operations                      $     (0.02)  $   0.02
                                                         ===========  =========
   Diluted from continuing operations                    $     (0.02)  $   0.02
                                                         ===========  =========
   Basic from discontinued operations                    $         -  $    0.02
                                                         ===========  =========
   Diluted from discontinued operations                  $         -  $    0.02
                                                         ===========  =========

WEIGHTED AVERAGE NUMBER OF BASIC COMMON
   SHARES OUTSTANDING                                      4,919,422  4,752,755
                                                         ===========  =========

WEIGHTED AVERAGE NUMBER OF DILUTED COMMON
   SHARES OUTSTANDING                                      4,919,422  4,752,755
                                                         ===========  =========

         The accompanying notes are an integral part of the consolidated financial statements.

                       KORE HOLDINGS, INC AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004



                                                               Preferred Stock
                          Common  Stock       Preferred Stock     Class B
                          Shares   Amount     Shares  Amount   Shares  Amount
                          ---------------     --------------   ---------------

Balance, September 30,
2003                    3,919,422   3,919  1,000,000  1,000        -       -

Contributed capital by
officer                        -        -         -       -        -       -

Net income for the year
ended September 30, 2004       -        -         -       -        -       -

                    ---------  ------     -------   ------  -------  ------
Balance, September 30,
2004                    4,919,422 $ 4,919  1,000,000   1,000      -        -

Shares cancelled                -       -          -       -      -        -

Shares issued for
Mortgage America
Bankers, LLC                    -       -         -       -           -    -

Shares issued in
acquisition of coal
reserves and land               -       -         -       -    13,635,999  -

Dividend to former owner
- assets                        -       -         -       -           -    -

Contributed capital by
officer                         -       -         -       -           -    -

Net (loss) for the
year ended September
30, 2005                      -       -         -       -            -    -
                        ---------  -------   --------   ------  -------  ------

Balance, September 30,
2005                    4,919,432 $ 4,919   1,000,000   1,000  13,635,999 $    -
                       ==========  =======   ========   ======= =======  ======


        The accompanying notes are an integral part of the consolidated financial statements.

                      KORE HOLDINGS, INC AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 20043



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

                       KORE HOLDINGS, INC AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004



                                                                     (Restated)
                                                        2005           2004
                                                  ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                     $    81,194       $  (73,792)
                                                  -----------       ----------

Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                     111,957            25,773
   Net cash received in acquisition of
   Yosemite Brokerage, Inc.                                -            54,820

Changes in assets and liabilities
   Restricted cash                                         -           (61,812)
   Prepaid expenses and other                          2,000            (2,000)
   Commissions receivable                             (3,703)           51,189
   Accounts payable                                   10,175            (8,418)
                                             ---------------      ------------
      Total adjustments                              120,429            59,552
                                             ---------------------------------
      Net cash provided by (used in)
        operating activities                         201,623           (14,240)


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                 (3,133)          (15,500)
                                             ---------------------------------
   Net cash used in investing activities              (3,133)          (15,500)



         The accompanying notes are an integral part of the consolidated financial statements.

                           KORE HOLDINGS, INC AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004



                                                                    (Restated)
                                                        2005           2004
                                                  ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from contributed capital               $  58,600            45,400
                                             ---------------------------------
       Net cash provided by
        financing activities                         58,600            45,400
                                             ---------------------------------

NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                            257,090            15,660

CASH AND CASH EQUIVALENTS - BEGINNING OF
PERIOD                                               15,753                93
                                             --------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD       $   272,843         $  15,753
                                             ================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
   Common stock issued for intangible asset     $   500,000         $      -
                                              =============      ===========




         The accompanying notes are an integral part of the consolidated financial statements.

                      KORE HOLDINGS, INC., AND SUBSIDIARIES
                     (FORMERLY VOLT, INC., AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

                  The Company on October 16, 2004, changed its name to Kore Holdings, Inc. The Company, at the time, increased its authorized common shares to 400,000,000 and its preferred stock to 100,000,000.

                  The Company is a power provider and marketer of alternative energy and financial services. The Company is in the initial stages of implementing its business plan.

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

                  In May 2001, Mr. Tseklenis sold shares of stock of Arcadian Renewable Power, which owns the wind farm to the Company in exchange for 1,000,000 shares of Preferred Convertible Stock. The wind farm had a historical value of $5,700,000.

                  On May 17, 2002, the Company acquired First Washington Financial Corporation, a company that provides financial services in Bethesda, Maryland ("First Washington"). First Washington is a mortgage company whose emphasis lies in residential mortgages in the greater Washington D.C. service area. The combination was treated as a purchase with First Washington becoming a wholly owned subsidiary of Volt, Inc. Volt, Inc. recognized an intangible asset (goodwill) which represented the amount of value received over the net assets acquired. The operations of First Washington are included in the consolidated statements of income for the year ended September 30, 2002 from the date of inception May 17, 2002 to September 30, 2002. There was no predecessor entity of First Washington. The fair value of the transaction was recorded based on the number of shares issued to First Washington (2,000,000) at the fair value of the stock of Volt on the date of acquisition net of a discount since the stock issued in the acquisition was restricted stock ($1.50). The cost of the net assets purchased and liabilities assumed approximated zero, however, the value of $3,000,000 is based on the mortgage company's future earnings.

                  The Company has acquired Opportunity Knocks, LLC. during the third fiscal quarter of 2002 to rehab HUD homes and other properties in Washington, D.C., Maryland and Virginia under the HUD Gift Program. This acquisition was done simultaneously with the acquisition of First Washington, and Opportunity Knocks is a wholly owned subsidiary of the Company.

                      KORE HOLDINGS, INC., AND SUBSIDIARIES
                     (FORMERLY VOLT, INC., AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

                  In fiscal 2003, the Company expanded its financial services business, and brought in two businesses, that operationally failed to meet the Company's business model. Subsequent to these agreements being in force, the Company disposed of them. Additionally, the Washington Metropolitan Area market had not met Company expectations, so the Company's subsidiary First Washington acquired Yosemite Brokerage, Inc. in Oakhurst, California, a few miles from the Company's headquarters. The Company has reflected the operations from the financial service companies as discontinued operations in the consolidated statements of operations for the year ended September 30, 2005. The Company had issued Preferred Stock Class B, which has been cancelled by the Company.

                  In July 2003 (effective August 1, 2003), First Washington acquired Yosemite Brokerage, Inc. ("Yosemite"), a California corporation for 500,000 shares of First Washington Class A Preferred Stock. The acquisition was recorded for accounting purposes as a purchase acquisition. The Company valued this transaction at $200,000 ($.40 per share), which included the recognition of $31,840 in goodwill. Yosemite was disposed of in the second quarter ending March 31, 2005. The Company on July 1, 2005 acquired Mortgage America Bankers, LLC, for 500,000 shares of Class B preferred stock valued at $200,000.

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

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  Principles of Consolidation

                  The consolidated balance sheet for September 30, 2005 and consolidated statements of operations and cash flows for the years September 30, 2005 and 2004 includes Kore Holdings, Inc., and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

                  Revenue Recognition

                  For the Company's financial services division, they record commission income upon the closing of their respective transactions.
                                        8

                      KORE HOLDINGS, INC., AND SUBSIDIARIES
                    (FORMERLY VOLT, INC., AND SUBSIDIAIRIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Cash and Cash Equivalents

                  The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

                  The Company maintains cash and cash equivalent balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000.

                  The Company also has $234,240 of restricted cash on its balance sheet at September 30, 2005. The restricted cash has been assigned to the majority shareholder of Kore Holdings, Inc. The shareholder has fully guaranteed this payment by September 27, 2006. The guarantee was supported by substantially all the assets of the shareholder.

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

                  Furniture and fixtures                       5-7 years
                  Office and computer equipment                3-5 years
                  Wind Farm                                    40 years

                  Advertising

                  Advertising costs are typically expensed as incurred. Advertising expense was approximately $12,840 and $24,206 for the years ending September 30, 2005 and 2004, respectively.

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

                      KORE HOLDINGS, INC., AND SUBSIDIARIES
                     (FORMERLY VOLT, INC., AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

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

                  The following is a reconciliation of the computation for basic and diluted EPS:


                                                        2005            2004
                                                       ----             ----

                  Net income (loss)                  $(120,410)       $81,194
                                                    ----------        -------

                  Weighted- average common shares
                  Outstanding (Basic)                 4,919,422      4,919,422

                  Weighted-average common stock
                  Equivalents:
                           Stock options                     -               -
                           Warrants                          -               -
                                                     ----------     ----------

                  Weighted-average common shares
                  Outstanding (Diluted)               4,919,422      4,919,422
                                                     ==========      =========

                  Goodwill

                  In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement has been considered when determining impairment of goodwill in certain transactions. As of September 30, 2005, the Company recognized $31,840 of goodwill acquired in the Yosemite transaction. There was $31,840 of impairment of goodwill during the year ended September 30, 2005 upon the write off of Yosemite included in income from discontinued operations.

                      KORE HOLDINGS, INC., AND SUBSIDIARIES
                     (FORMERLY VOLT, INC., AND SUBSIDARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004


NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Recent Accounting Pronouncement

                  On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date presently required. The Company has reclassified the 2004 Statement of Operations and Cash Flows in accordance with the FASB.

                  On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 3-  PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at September 30, 2005:

                                                                 2005

                  Wind Farm                                  $5,700,000
                  Furniture and fixtures                          5,500
                  Computer and office equipment                  81,833
                                                          -------------
                                                              5,787,333
                  Less:  accumulated depreciation               (64,997)
                                                          --------------
                  Net book value                             $5,722,336
                                                          =============

                      KORE HOLDINGS, INC., AND SUBSIDIARIES
                     (FORMERLY VOLT, INC., AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 3-  PROPERTY AND EQUIPMENT (CONTINUED)

                  Depreciation expense for the years ended September 30, 2005 was $16,665. There is no depreciation recognized on the Wind Farm in 2005 as it is non operational until placed in service.

                  The Company, upon acquisition of the Wind Farm, has classified this asset under property and equipment. The Wind Farm consists of hundreds of non operational turbines located in California. The Company has received independent valuations on Wind Farm that have valued it in excess of $14,000,000.


NOTE 4-  INTANGIBLE ASSET
                  The Company in November 2003 issued 1,000,000 shares of its common stock valued at $500,000 for exclusive right to distribute power generators in northern California and Hawaii and other agreed territories. Additionally, the Company received the non-exclusive right to acquire the generators at prevailing wholesale prices for distribution and the non-exclusive license to use the name, trademark and trade names of the manufacturer or distributor of the power generators. The license agreements are being amortized over the five year life. Amortization charged to expense for the years ended September 30, 2005 was $100,000.
NOTE 5-  COMMITMENTS AND CONTINGENCIES

                  The Company entered into a lease agreement in April 2001 in Pleasanton, California. The Company paid $2,800 per month for rent. This lease was terminated by the Company in October 2001, and all operations now run through the Oakhurst, California location. The security deposit was expensed as part of a rent payment in 2002.

NOTE 6-           RELATED PARTY TRANSACTIONS
                  On January 1, 2003, the Company entered into a lease agreement for the rental of office space for its home office. An officer of the Company is a partner in the partnership that rents this space to the Company. The lease is a five-year lease with a five-year option, with rent of $2,750 per month. Rent expense for the year ended September 30, 2003 of $24,750 was forgiven by the company at September 30, 2003. Rent and utilities expense was $52,330 for the year ended September 30, 2005.
                  The President of the Company owns a controlling percentage of the common stock outstanding

                      KORE HOLDINGS, INC., AND SUBSIDIARIES
                     (FORMERLY VOLT, INC., AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 7-  STOCKHOLDERS' EQUITY (DEFICIT)

                  Common and Preferred Stock

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

                  The Company on July 1, 2005 acquired Mortgage America Bankers, LLC, for 500,000 shares of First Washington Class B preferred stock valued at $200,000.

NOTE 8-           LAND AND COAL RESERVES

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

                  At September 30, 2005, deferred tax assets consist of the following:

                                                                2005

                  Net deferred tax assets                     $298,816
                  Less:  valuation allowance                  (298,816)
                                                            ----------
                                                              $    -0-

                      KORE HOLDINGS, INC., AND SUBSIDIARIES
                     (FORMERLY VOLT, INC., AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 9-  PROVISION FOR INCOME TAXES (CONTINUED)

                  At September 30, 2005, the Company had federal net operating loss carryforwards in the approximate amounts of $664,026 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10-          SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION

                  First Washington during the year ended September 30, 2005 acquired Mortgage American Bankers, LLC, for 500,000 shares of First Washington Preferred Stock Class B with a value of $200,000 ($.40 per share).

                  The following is a summary of the acquisition

                                                        2005
                                                      --------
                        Cash                          $ 255,605
                        Commissions receivable           58,334
                        Liabilities                    (113,939)
                        Additional paid in capital     (200,000)
                                                      ----------
                                                      $     -0-
                                                      ==========





NOTE 11- RECLASSIFICATIONS

                  Certain amounts for the year ended September 30, 2004 have been reclassified to conform to the presentation of the September 30, 2005 amounts. The reclassifications have no effect on net income (loss) for the year ended September 30, 2004.