Form 10KSB/A
period 2005-09-30
KORE HOLDINGS, INC
filed 2006-02-17
CIK 1101137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Approximate aggregate fees rendered by our independent auditors, Bagall Josephs & Company, LLC, for the years ended September 30, 2005, 2004 are as follows:

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


Consolidated Financial Statements:


Balance Sheet as of September 30, 2005                                 F-2

Statement of Operations for the years ended
    September 30, 2005 and 2004                                        F-4

Statements of Changes in Stockholders' Equity
    (Deficit) for the years ended September 30, 2005
    and 2004                                                           F-5

Statements of Cash Flows for the years ended
    September 30, 2005 and 2004                                        F-7

Notes to the Consolidated Financial Statements                         F-9

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



                                                               Preferred Stock
                          Common  Stock       Preferred Stock     Class B
                          Shares   Amount     Shares  Amount   Shares  Amount
                          ---------------     --------------   ---------------

Balance, September 30,
2003                    3,919,422   3,919  1,000,000  1,000        -       -

Contributed capital by
officer                        -        -         -       -        -       -

Net income for the year
ended September 30, 2004       -        -         -       -        -       -

                    ---------  ------     -------   ------  -------  --------
Balance, September 30,
2004                    4,919,422 $ 4,919  1,000,000   1,000      -        -

Shares cancelled                -       -          -       -      -        -

Shares issued for
Mortgage America
Bankers, LLC                    -       -         -       -           -    -

Shares issued in
acquisition of coal
reserves and land               -       -         -       -    13,635,999  -

Dividend to former owner
- assets                        -       -         -       -           -    -

Contributed capital by
officer                         -       -         -       -           -    -

Net (loss) for the
year ended September
30, 2005                      -       -         -       -            -    -
                        ---------  -------   --------   ------  -------  ------

Balance, September 30,
2005                    4,919,432 $ 4,919   1,000,000   1,000  13,635,999 $  -
                       ==========  =======   ========   ======= =======  ======


        The accompanying notes are an integral part of the consolidated financial statements.

                      KORE HOLDINGS, INC AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004



                           First Washington
                           Preferred Stock  Additional
                             Class and B    Paid-In   Accumulated
                           Shares   Amount  Capital     Deficit       Total
                         -----------------  ----------  ----------   ---------

Balance, September 30,
2003                       500,000      -   13,735,647   (4,843,875  8,896,691

Common stock issued to
licensing agent                  -      -       58,600            -     58,600

Contributed capital by
officer                        -        -       58,600           -       58,600

Net income for the year
ended September 30. 2004       -        -         -          81,194      81,194

                        ---------  -------   ---------   ----------    ---------
Balance, September 30,
2004                      500,000       -   14,293,247  $(4,762,681) $9,536,485

Shares cancelled         (500,000)      -            -            -

Shares issued for
Mortgage America
Bankers, LLC              500,000      50         (50)           -            -

Shares issued in
acquisition of coal
reserves and land               -       -  14,045,079            -   14,045,079

Dividend to former owner
 - assets                       -       -    (346,658)           -     (346,658)

Contributed capital by
officer                         -       -       4,940            -        4,940

Net (loss) for the year
ended September 30, 2005        -       -           -     (120,410)    (120,410)
                        ---------  -------   --------   ------------  ---------

Balance, September 30,
2005                     500,000   $   50 $27,996,558  $(4,883,091) $23,119,436
                        ========   ====== ===========  ===========  ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                       KORE HOLDINGS, INC AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004



                                                                     (Restated)
                                                        2005           2004
                                                  ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Continuing Operations
   Net (loss)                                     $ (120,888)       $ (162,076)
                                                  -----------       ----------
Adjustments to reconcile net (loss) to net
cash provided by operating activities:
   Depreciation and amortization                     116,665           111,957

Changes in assets and liabilities
   (Increase) in commissions receivable             (305,284)           (3,703)
   (Increase)decrease in prepaid expenses
     and other assets                                (40,982)            2,000
   Increase in accounts payable and
     accrued liabilities                              95,804            10,175
                                             ---------------      ------------
      Total adjustments                             (133,797)          120,429
                                             ---------------------------------
      Net cash provided by (used in)
        operating activities                        (254,685)          (41,647)


CASH FLOWS FROM INVESTING ACTIVITIES
  Disposals of property and equipment                 19,698                 -
  Acquisition of property and equipment                    -            (3,133)
                                             ---------------------------------
   Net cash provided by (used in) investing
   activities                                         19,698            (3,133)



         The accompanying notes are an integral part of the consolidated financial statements.

                           KORE HOLDINGS, INC AND SUBSIDIARIES
                      (FORMERLY VOLT INC. AND SUBSIDIARIES)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004



                                                                    (Restated)
                                                        2005           2004
                                                  ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from contributed capital               $   4,940            58,600
  Proceeds from officer                              42,723                 -
                                             ---------------------------------
       Net cash provided by
        financing activities                         47,663            58,600
                                             ---------------------------------

NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                           (186,846)          257,090

CASH AND CASH EQUIVALENTS - BEGINNING OF
PERIOD                                              272,843            15,753
                                             --------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD       $    85,997         $ 272,843
                                             ================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest paid                             $    4,340          $       -
                                             ================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
   Preferred stock issued for land and
      reserves                               $  14,045,079          $       -
                                             =================================
   Common stock issued for intangible asset  $           -          $ 500,000
                                             =================================

   Net effect of the acquisition of Mortgage
      American Bankers, LLC:
         Cash                                $     255,605          $       -
         Commissions receivable                     58,334                  -
         Accounts payable and accrued
           expenses                               (113,939)                 -
         Additional paid-in capital               (200,000)                 -
                                             --------------------------------
                                             $           -          $       -
                                             ================================




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

                  Revenue Recognition

                  For the Company's financial services division, they record commission income upon the closing of their respective transactions.
                                        F-10

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